Form 10QSB
period 1996-06-30
MOUNTAIN BANK HOLDING CO
filed 1996-08-14
CIK 898018

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996



                           Commission File No. 0-28394

                          MOUNTAIN BANK HOLDING COMPANY
        (Exact name of small business issuer as specified in its charter)

                          Washington                                                   91-1602736
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

501 Roosevelt Avenue, Enumclaw, Washington                             98022
(Address of principal executive offices)                             (Zip Code)

Issuer's telephone number, including area code:               (360) 825-0100

Former name, former address, and former fiscal year, if changed since last report: N/A

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
                              / X / YES     / / NO



                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:         661,440

     Transitional Small Business Disclosure Form (check one):
/ X /  YES   /  / NO

                                      INDEX


                                                                                    Page
                                                                                    ----
PART I:       FINANCIAL INFORMATION

Item 1        Consolidated Financial Statements:

              Balance Sheets - June 30, 1996 and December 31, 1995                    1

              Statements of Income - Six Months Ended June 30, 1996 and 1995          2

              Statements of Cash Flows - Six Months Ended June 30, 1996 and 1995      3

              Notes to Financial Statements                                           4

PART II:      OTHER INFORMATION

Item 6        Exhibits and Reports on Form 8-K                                        5

SIGNATURES                                                                            5

                          PART I: FINANCIAL INFORMATION

                           Item 1 Financial Statements

                           Consolidated Balance Sheets

                                                   June 30, 1996       December 31, 1995
                                                   -------------       -----------------
                                                              (in thousands)
ASSETS:
  Cash and due from banks                            $   3,287              $ 4,346
  Federal funds sold                                     1,000                2,825
  Securities available for sale                         10,577                8,110
  Loans held for sale                                      123                  415
  Loans                                                 33,596               30,834
  Less allowance for possible credit losses               (350)                (334)
                                                     ------------------------------
  LOANS, NET                                            33,246               30,500
                                                     ------------------------------

  Premises and equipment                                 2,273                2,385
  Accrued interest receivable and other assets             459                  434
                                                     ------------------------------
  TOTAL ASSETS                                       $  50,965              $49,015
                                                     ==============================

LIABILITIES:
  Deposits:
    Noninterest bearing                              $   5,857              $ 6,250
    Interest bearing                                    34,334               31,539
    Certificates of deposit of $100,000 and over         5,376                5,892
                                                     ------------------------------
    TOTAL DEPOSITS                                   $  45,567              $43,681
                                                     ------------------------------

  Long term debt                                             0                   47
  Accrued interest and other liabilities                   342                  274
                                                     ------------------------------
  TOTAL LIABILITIES                                     45,909               44,002
                                                     ------------------------------
  REDEEMABLE STOCK:
    42,958 shares outstanding; 8% interest                 464                  447

  SHAREHOLDERS' EQUITY:
    Common stock (par value $1); authorized
      5,000,000 shares; issued and
      outstanding:  1996 - 661,440 shares;
      1995 - 660,710 shares                                661                  661
    Paid-in capital                                      3,582                3,576
    Retained earnings                                      414                  321
    Net unrealized gain (loss) on securities
      available for sale, net of tax                       (65)                   8
                                                     ------------------------------
  TOTAL SHAREHOLDERS' EQUITY                             4,592                4,566
                                                     ------------------------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  50,965              $49,015
                                                     ==============================

                          PART I: FINANCIAL INFORMATION
                           Item 1 Financial Statements
                                     (cont.)

                        Consolidated Statements of Income

                                                             Three Months Ended June 30,            Six Months Ended June 30,
                                                             ---------------------------            -------------------------
                                                                            (in thousands except per share data)
                                                           1996               1995                 1996                    1995
                                                           ----               ----                 ----                    ----
INTEREST INCOME:
  Loans                                                 $    835           $    731            $   1,646                $  1,403
  Securities available for sale                              148                 75                  275                     155
  Federal funds sold                                          17                 29                   64                      29
                                                        ------------------------------------------------------------------------
  TOTAL INTEREST INCOME                                    1,000                835                1,985                   1,587

INTEREST EXPENSE:
  Deposits                                                   406                294                  815                     592
  Long term debt                                               2                 26                    2                      26
                                                        ------------------------------------------------------------------------
  TOTAL INTEREST EXPENSE                                     408                320                  817                     618
                                                        ------------------------------------------------------------------------

  NET INTEREST INCOME                                        592                515                1,168                     969

  PROVISION FOR POSSIBLE CREDIT LOSSES                        10                  8                   20                      16
                                                        ------------------------------------------------------------------------

  NET INTEREST INCOME AFTER PROVISION FOR
    POSSIBLE CREDIT LOSSES                                   582                507                1,148                     953
                                                        -----------------------------------------------------------------------

NON-INTEREST INCOME:
  Service charges on deposit accounts                         90                 66                  175                     130
  Origination fees on loans sold                              58                 87                  112                     130
  Loss on securities sales                                    (1)                 0                   (1)                      0
  Other                                                       28                 25                   54                      57
                                                        ------------------------------------------------------------------------
  TOTAL NON-INTEREST INCOME                                  175                178                  340                     317
                                                        ------------------------------------------------------------------------

NON-INTEREST EXPENSE:
  Salaries and employee benefits                             330                312                  643                     607
  Occupancy and equipment                                    105                115                  219                     223
  Other                                                      236                225                  448                     442
                                                        ------------------------------------------------------------------------
  TOTAL NON-INTEREST EXPENSE                                 671                652                1,310                   1,272
                                                        ------------------------------------------------------------------------


  INCOME BEFORE INCOME TAXES                                  86                 33                  178                     (2)

  INCOME TAXES                                                36                  0                   70                      9
                                                        -----------------------------------------------------------------------

  NET INCOME                                            $     50           $     33           $      108               $    (11)
                                                        =======================================================================


PER SHARE DATA:
  Primary
    Average adjusted common shares outstanding           661,440            562,791              661,075                556,668
    Net income                                          $   0.06           $   0.06            $    0.14               $  (0.02)
  Fully diluted
    Average adjusted common shares outstanding           714,485            661,707              714,120                605,584
    Net income                                          $   0.06           $   0.05            $    0.13               $  (0.02)

                          PART I: FINANCIAL INFORMATION
                           Item 1 Financial Statements
                                     (cont.)

                      Consolidated Statements of Cash Flow

                                                                                   Six Months Ended June 30,
                                                                                   -------------------------
                                                                                        (in thousands)
                                                                                 1996                    1995
                                                                                 ----                    ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                                           $     108                $    (11)
  Adjustments to reconcile net income to net cash provided
    by operating activities:
         Provision for possible credit losses                                        20                     16
         Depreciation                                                               143                    122
         Loss on sales of securities available for sale                               1                      0
         Amortization, net of accretion                                              17                     15
         Deferred Federal income tax                                                  0                      0
         Gains on loans sold                                                        (38)                   (71)
         Originations of loans held for sale                                     (5,376)                (5,015)
         Proceeds from sales of loans                                             5,706                  5,133
         Other                                                                       83                   (546)
                                                                              --------------------------------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               664                   (357)
                                                                              --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in Federal funds sold                                   1,825                 (3,325)
  Purchase of securities available for sale                                      (5,048)                  (505)
  Proceeds from maturities and sales of securities available for sale             2,452                    850
  Increase in loans, net of principal collections                                (2,766)                (2,450)
  Additions to premises and equipment                                               (31)                  (528)
                                                                              --------------------------------
  NET CASH USED IN INVESTING ACTIVITIES                                          (3,568)                (5,958)
                                                                              --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                        1,886                  6,493
  Repayment of short term borrowings                                                  0                   (575)
  Repayment of long term debt                                                       (47)                    (1)
  Redeemable stock sold                                                               0                    430
  Common stock sold                                                                   6                    781
                                                                              --------------------------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                       1,845                  7,128
                                                                              --------------------------------

  NET INCREASE (DECREASE) IN CASH                                             $  (1,059)               $   813

CASH AND DUE FROM BANKS:
  Beginning of period                                                             4,346                  1,343
                                                                              --------------------------------
  End of period                                                               $   3,287                $ 2,156
                                                                              ================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Mountain Bank Holding Company (the "Company") and its wholly owned subsidiaries, Mt. Rainier National Bank (the "Bank"), and Mountain Real Estate Holdings, Inc. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with general practice within the banking industry. Significant intercompany transactions and amounts have been eliminated.

         The consolidated balance sheet at June 30, 1996 and the consolidated statements of income for the months ended June 30, 1996 and 1995 and the consolidated statements of cash flow for the months ended June 30, 1996 and 1995 are unaudited, but, in the opinion of the Company, reflect all adjustments necessary for a fair presentation. Reference is hereby made to the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results which may be obtained for the full year ending December 31, 1996.

NOTE 2 - EARNINGS PER COMMON SHARE

         Primary earnings per share is based on the average number of common shares outstanding, assuming no dilution, with the elimination of interest accrued on redeemable stock. Fully diluted earnings per common share is computed assuming the exercise of stock options.

                           PART II: OTHER INFORMATION

                     Item 6 Exhibits and Reports on Form 8-K

(a)      Exhibits:

         No. 27   Financial Data Schedule

(b)      Reports on Form 8-K:

         None


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MOUNTAIN BANK HOLDING COMPANY
                                                (Registrant)

                                                  /s/ Kenneth S. Borg
DATED:  August 13, 1996                -----------------------------------------
                                       Kenneth S. Borg, President