Form 10QSB
period 1996-09-30
MOUNTAIN BANK HOLDING CO
filed 1996-11-15
CIK 898018

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1996

[ ]      Transition Report Under Section 13 or 15(d) of the Exchange Act

         For the transition period from ________________ to ____________________


                        Commission File Number : 0-28394




                          MOUNTAIN BANK HOLDING COMPANY
        (Exact Name of Small Business Issuer as Specified in Its Charter)


             WASHINGTON                                      91-1602736
     (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                     Identification Number


                              501 ROOSEVELT AVENUE
                           ENUMCLAW, WASHINGTON 98022
                    (Address of Principal Executive Offices)

                                 (360) 825-0100
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No

         State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:        704,398

Traditional Small Business Disclosure Format:  Yes   X     No

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

         The following Consolidated Financial Statements are presented for the Registrant, Mountain Bank Holding Company, and it's wholly owned subsidiary, Mt. Rainier National Bank.

1.       Consolidated Balance Sheet for September 30, 1996 and December 31, 1995

2. Consolidated Statements of Income for the nine months ended September 30, 1996 and 1995

3. Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995.

4.       Notes to consolidated financial statements.


                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         27       Financial Data Schedule

(b)      Reports on Form 8-K:

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MOUNTAIN BANK HOLDING COMPANY
                                        (Registrant)


Dated:   November 12, 1996                      /s/ Kenneth S. Borg
                                       -----------------------------------------
                                       Kenneth S. Borg, President and Chief
                                       Executive Officer


Dated      November 12, 1996                    /s/ Sheila Brumley
                                       -----------------------------------------
                                       Sheila Brumley, Chief Accounting Officer

                 MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    1996            1995
                                                                        (in thousands)

Assets
  Cash and due from banks                                         $  3,841        $  4,346
  Federal funds sold                                                 1,125           2,825
  Securities available for sale                                     11,919           8,110
  Loans held for sale                                                  183             415
  Loans                                                             35,501          30,834
  Less allowance for possible credit losses                           (367)           -334
                                                                  ------------------------
  Loans, net                                                        35,134          30,500
                                                                  ------------------------

  Premises and equipment                                             2,216           2,385
  Accrued interest receivable and other assets                         556             434
                                                                  ------------------------
  Total assets                                                    $ 54,974        $ 49,015
                                                                  ========================

Liabilities
  Deposits:
     Non-interest bearing                                         $  7,144        $  6,250
     Interest bearing                                               36,567          31,539
     Certificates of deposit of $100,000 and over                    5,816           5,892
                                                                  ------------------------
  Total deposits                                                    49,527          43,681
                                                                  ------------------------
   Long-term debt                                                       47              47
   Accrued interest and other liabilities                              284             274
                                                                  ------------------------
  Total liabilities                                                 49,858          44,002
                                                                  ------------------------

Redeemable stock
    42,958 shares outstanding; 8% interest                             447

Shareholders' Equity
  Common stock (par value $1); authorized 5,000,000
     shares; issued and outstanding: 1996 - 704,398 shares;
     1995 - 660,710 shares                                             704             661
  Paid-in capital                                                    3,969           3,576
  Retained earnings                                                    516             321
  Net unrealized gain (loss) on securities
     available for sale, net of tax                                    (73)              8
                                                                  ------------------------
  Total shareholders' equity                                         5,116           4,566
                                                                  ------------------------

  Total liabilities and shareholders' equity                      $ 54,974        $ 49,015
                                                                  ========================

                 MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                                     -----------------------------------------------------------
                                                                        1996             1995             1996            1995
                                                                                 (in thousands, except per share data)

Interest Income
  Loans                                                              $     888        $     776        $   2,545           2,203
  Securities available for sale                                            178               87              454             242
  Federal funds sold                                                        23               40               87              70
                                                                     -----------------------------------------------------------
  Total interest income                                                  1,089              903            3,086           2,515

Interest Expense
   Deposits                                                                422              401            1,249           1,044
   Long term debt                                                           --               --                3               3
                                                                     -----------------------------------------------------------
     Total                                                                 422              401            1,252           1,047
                                                                     -----------------------------------------------------------

Net interest income                                                        667              502            1,834           1,468

Provision for possible credit losses                                        21                6               41              22
                                                                     -----------------------------------------------------------

Net interest income after provision for possible credit losses             646              496            1,793           1,446
                                                                     -----------------------------------------------------------

Non-interest income
  Service charges on deposit accounts                                       91               79              266             209
  Origination fees and gains on loans sold                                  66               86              178             216
  Loss on securities sales                                                 (10)                              (11)             --
  Other                                                                     31               20               85              77
                                                                     -----------------------------------------------------------
  Total non-interest income                                                178              185              518             502
                                                                     -----------------------------------------------------------

Non-interest income
  Salaries and employee benefits                                           340              310              983             917
  Occupancy and equipment                                                  118               99              334             318
  Other                                                                    255              221              704             663
                                                                     -----------------------------------------------------------
  Total non-interest expenses                                              713              630            2,021           1,898
                                                                     -----------------------------------------------------------

Income before income taxes                                                 111               51              290              50

Income taxes                                                                43               11              113              20
                                                                     -----------------------------------------------------------

Net income                                                           $      68        $      40        $     177       $      30
                                                                     ===========================================================

Per share data:
Primary:
    Average adjusted Common shares outstanding                         704,398          644,043          661,034         586,904
    Net income                                                       $    0.10        $    0.06        $    0.27       $    0.05

Fully diluted:
    Average adjusted Common shares outstanding                         762,997          692,459          719,633         635,320
    Net income                                                       $    0.09        $    0.06        $    0.25       $    0.05

                 MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                             ----------------------
                                                                                1996           1995
                                                                                   (in thousands)

Net income (loss)                                                            $   177        $    30
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for possible credit losses                                          21              6
    Depreciation                                                                 192            194
    Gains on sales of securities available for sale                               11             --
    Amortization, net of accretion                                                 6             28
    Deferred Federal income tax
    Gain on loans sold                                                           (60)          (111)
    Originations of loans held for sale                                       (8,491)        (8,656)
    Proceeds from sales of loans                                               8,783          8,815
    Other                                                                        (74)          (203)
                                                                             ----------------------
Net cash provided by (used in) operating activities                              565            103
                                                                             ----------------------

Cash Flows from Investing Activities
    Net (increase) decrease in Federal funds sold                              1,700         (2,550)
    Purchase of securities available for sale                                 (9,290)        (3,354)
    Poceeds from maturities and sales of securities available for sale         5,343          1,700
    Increase in loans, net of principal collections                           (4,655)        (3,368)
    Additions to premises and equipment                                          (21)          (560)
                                                                             ----------------------
Net cash used in investing activities                                         (6,923)        (8,132)
                                                                             ----------------------

Cash Flows from Financing
    Net increase in deposits                                                   5,846          9,033
    Repayment of short-term borrowings                                            --           (575)
    Repayment of long-term debt                                                   --             (1)
    Redeemable stock sold                                                         --            430
    Common stock sold                                                              7          1,005
                                                                             ----------------------
Net cash provided by financing activities                                      5,853          9,892
                                                                             ----------------------

Net increase (decrease) in cash                                              $  (505)       $ 1,863

Cash and Due from Banks
    Beginning of period                                                        4,346          1,343
                                                                             ----------------------
    End of period                                                            $ 3,841        $ 3,206
                                                                             ======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest Paid                                                             $ 1,203        $   992
   Income Taxes Paid                                                         $    60        $    --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Increase (decrease) in fair value of securities available for sale,
    net of deferred tax                                                          -81             23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Mountain Bank Holding Company (the Company) and its wholly owned subsidiaries, Mt. Rainier National Bank (the Bank), and Mountain Real Estate Holdings, Inc. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with general practice within the banking industry. Significant intercompany transactions and amounts have been eliminated.

The consolidated balance sheet at September 30, 1996 and the consolidated statements of income for the nine months ended September 30, 1996 and 1995 and the consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995 are unaudited, but, in the opinion of the Company, reflect all adjustments necessary for a fair presentation. Reference is hereby made to the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results which may be obtained for the full year ending December 31, 1996.

NOTE 2 - EARNINGS PER COMMON SHARE

Primary earnings per share is based on the average number of common shares outstanding, assuming no dilution, with the elimination of interest accrued on redeemable stock. Fully diluted earnings per common share is computed assuming the exercise of stock options.

NOTE 3 - REDEEMABLE STOCK

On June 25, 1995, the Company sold 140,000 shares of its common stock at a total offering price of $1,400,000 ($10.00 per share). In March it was discovered that 42,958 shares in this offering had been sold to purchasers who were not existing shareholders. As a result, the Company had a potential contingent liability for the sale of unregistered securities totaling $429,580, plus interest at 8% from the date of sale. The Company extended an offer to each purchaser who was not an existing shareholder the right of recission to refund the amount paid for the stock plus interest from the date of payment. All of these purchasers were given fourteen days to rescind. The expiration date of the recission period was September 17. As of September 30, 1996 the recission offer expired with no purchasers accepting the offer therefore, the redeemable stock has been reclassified as outstanding on the September 30, 1996 Consolidated Balance Sheets.

THE COMPOSITION OF THE LOAN PORTFOLIO IS SUMMARIZED AS FOLLOWS:

                                        SEPTEMBER 30, 1996      DECEMBER 31, 1995      SEPTEMBER 30. 1995
                                       -------------------------------------------------------------------
                                                   PERCENT                 PERCENT                 PERCENT
                                                   OF TOTAL                OF TOTAL               OF TOTAL
                                       AMOUNTS      LOANS      AMOUNTS       LOANS     AMOUNTS      LOANS
                                       -------------------------------------------------------------------
                                                                   (in thousands)

Commercial and agricultural            $11,469       32.03%    $13,622       44.18%    $10,068       33.93%
Real Estate:
  Construction                           2,764        7.72%      1,847        5.99%      1,898        6.40%
  Mortgage                              16,781       46.86%     11,196       36.31%     13,678       46.10%
Consumer                                 4,798       13.40%      4,169       13.52%      4,027       13.57%
                                       -------------------------------------------------------------------
    Total loans                        $35,812      100.00%    $30,834      100.00%    $29,671      100.00%
                                       ===================================================================

INVESTMENT SECURITIES PORTFOLIO


                                 SEPT. 30    DECEMBER 31,     DOLLAR    PERCENTAGE
                                   1996          1995         CHANGE      CHANGE
                                 -------------------------------------------------
                                      (in thousands)

US Treasury securities           $ 3,089       $ 3,644       $  (555)       -15.23%
US Government and agency
    securities                     6,013         2,264         3,749        165.59%
Mortgage Backed Securities         1,480            --         1,480        100.00%
Corporate bonds                      621         1,490          (869)       -58.32%
Municipal bonds                      352           352            --          0.00%
Equity Securities                    364           360             4          1.11%
                                 -------------------------------------------------
    Total                        $11,919       $ 8,110       $ 3,809         46.97%
                                 =================================================


DEPOSIT LIABILITY COMPOSITION

                                               SEPT. 30, 1996        DECEMBER 31, 1995
                                            ------------------------------------------------------------------
                                                        PERCENT                 PERCENT
                                                        OF TOTAL                OF TOTAL    DOLLAR    PERCENTAGE
                                            AMOUNTS     DEPOSITS    AMOUNTS     DEPOSITS    CHANGE      CHANGE
                                            ------------------------------------------------------------------
                                                                   (dollars in thousands)

Non-interest bearing demand                 $ 7,144       14.42%    $ 6,251       14.31%    $   893      14.29%
Interest-bearing demand                      15,723       31.75%     13,060       29.90%      2,663      20.39%
Savings                                       7,669       15.48%      7,075       16.20%        594       8.40%
Certificates of deposit                      13,175       26.60%     11,403       26.11%      1,772      15.54%
Certificates of deposit over $100,000         5,816       11.74%      5,892       13.49%        (76)     -1.29%
                                            ------------------------------------------------------------------
    Total                                   $49,527      100.00%    $43,681      100.00     $ 5,846      13.38%
                                            ==================================================================

SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION

                                            NINE MONTHS    TWELVE MONTHS    NINE MONTHS
                                              ENDED            ENDED           ENDED
                                             SEPT. 30       DECEMBER 31,     SEPT. 30
                                              1996             1995            1995
                                            -----------------------------------------
                                                       (dollars in thousands)

Allowance for loan losses
  (beginning of period)                     $     33         $    318        $    318

Loans charged off:
  Commercial and agricultural                                     (16)
  Real estate construction
  Real estate mortgage
  Consumer                                        (8)
                                            -----------------------------------------
    Total                                         (8)             (16)             --
                                            -----------------------------------------

Recoveries of loans previously
  charged off:
  Commercial and agricultural
  Real estate construction
  Real estate mortgage
  Consumer

                                            -----------------------------------------
    Total

                                            -----------------------------------------

Net loans charged off                             (8)             (16)             --

Provision for possible loan losses                41               32              22

                                            -----------------------------------------
Allowance for possible loan losses
  (end of period)                           $    367         $    334        $    340
                                            =========================================

Loans outstanding:
    Average                                 $ 32,912         $ 27,511        $ 26,726
    End of period                             35,501           30,834          29,103
Ratio of allowance for loan loss
  to total loans outstanding
    Average                                     1.12%            1.21%           1.27%
    End of period                               1.03%            1.08%           1.17%
Ratio of net charge-offs to average
  loans outstanding                            -0.02%           -0.06%           0.00%

Percent of categories to total end of
  period loans:
    Commercial and agricultural                32.03%           44.18%          33.93%
    Real estate construction                    7.72%            5.99%           6.40%
    Real estate mortgage                       46.86%           36.31%          46.10%
    Consumer                                   13.40%           13.52%          13.57%
                                            -----------------------------------------
       Total loans                            100.00%          100.00%         100.00%
                                            =========================================

DISTRIBUTION OF AVERAGE ASSETS, LIABILITY AND SHAREHOLDERS' EQUITY AND INTEREST RATES

                                                                        NINE MONTHS ENDED SEPT. 30,
                                            ----------------------------------------------------------------------------------
                                                                1996                                   1995
                                                                           ANNUALIZED                               ANNUALIZED
                                             AVERAGE        INT EARNED/       YIELD/    AVERAGE     INT EARNED/        YIELD/
                                             BALANCE          EXPENSE         RATE      BALANCE       EXPENSE           RATE
                                            ----------------------------------------------------------------------------------
Assets                                                                         (IN THOUSANDS)

Interest earning assets:
Loans                                       $ 33,089         $  2,545        10.26%    $ 26,923       $  2,175         10.77%
Investments                                   10,354              454         5.85%       6,097            242          5.29%
Federal funds sold                             2,034               87         5.70%       1,480             69          6.22%
                                            -------------------------                  -----------------------
    Total interest earning assets             45,477            3,086         9.05%      34,500          2,486          9.61%
                                            -------------------------                  -----------------------

Non-interest earning assets:
Cash and due from banks                        2,859                                      1,991
Premises and equipment                         2,302                                      2,358
Other assets                                     415                                        380
Reserve for possible loan losses                (346)                                      (311)
                                            --------                                   --------
    Total assets                            $ 50,707                                   $ 38,918
                                            ========                                   ========

Liabilities and shareholders' equity

Interest bearing liabilities:
Interest bearing demand deposits            $  5,295               85         2.14%       4,298             77          2.39%
Savings                                       16,137              422         3.49%      11,470            305          3.55%
Certificates of deposit                       12,284              507         5.50%       9,435            395          5.58%
Certificates of deposit over $100,000          5,653              234         5.52%       4,070            198          6.49%
                                            -------------------------                  -----------------------
  Total interest bearing deposits             39,369            1,248         4.23%      29,273            975          4.44%
                                            -------------------------                  -----------------------

Federal funds purchased                           19                1                       340             28         10.98%
Other borrowings                                  60                3                        55              3          7.27%
                                            -------------------------                  -----------------------
   Total interest bearing liabilities         39,448            1,252                    29,668          1,006
                                            -------------------------                  -----------------------

Non-interest bearing liabilities:
Demand deposits                                5,953                                      5,183
Other liabilities                                261                                        152
Redeemable stock                                  --                                        154
Shareholders' equity                           5,045                                      4,761
                                            --------                                   --------
                                            $ 50,707                                   $ 39,918
                                            ========                                   ========

Net interest income                                          $  1,834                                 $  1,480
                                                             ========                                 ========

Net interest margin                                                           5.38%                                     5.72%