Form 10KSB40
period 1996-12-31
MOUNTAIN BANK HOLDING CO
filed 1997-03-31
CIK 898018

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-KSB

      [X]   Annual report under Section 13 or 15(d) of the Securities
                      Exchange Act of 1934 (Fee required)

                 For the fiscal year ended DECEMBER 31, 1996.

      [_]   Transition report under Section 13 or 15(d) of the Securities
                    Exchange Act of 1934 (No fee required)


                      Commission File Number:  0 - 28394

                         MOUNTAIN BANK HOLDING COMPANY
            (exact name of registrant as specified in its charter)

              WASHINGTON                              91-1602736
     (State or other jurisdiction of                (IRS Employer
      incorporation or organization)          identification Number)

             501 ROOSEVELT AVENUE, PO BOX 98, ENUMCLAW, WA  98022
            (address of principal executive offices)    (zip code)

Registrant's telephone number:  (360) 825-0100

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:   COMMON STOCK,
                                                              $1.00 PAR VALUE
                                                              (title of class)



Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes   X    No
              -----     -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB [ X ]

State the issuer's revenues for its most recent fiscal year:   $4,937,563

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: AT FEBRUARY 28, 1997 - $7,302,825
       ---------------------------------
Number of shares of common stock outstanding as of February 28, 1997:  704,398
                                                                      ---------

Transitional Small Business Disclosure Format:   Yes  X    No
                                                     ---      ---

                          FORM 10-KSB AMENDMENT NO. 2
                       TRANSITIONAL SMALL BUSINESS ISSUER
                      DISCLOSURE PURSUANT TO ALTERNATIVE 2

                                     PART I
                        (ITEMS 6-11, MODEL B, FORM 1-A)

ITEM 6.   DESCRIPTION OF BUSINESS

General

     Mountain Bank Holding Company (the "Company") is a Washington corporation formed in 1993 primarily to hold all of the Common Stock of Mt. Rainier National Bank (the "Bank"), a National Banking Association organized under the laws of the United States. The Bank provides personal and commercial banking and related financial services at its main office located at 501 Roosevelt Avenue, Enumclaw, Washington, and at its branch office located in Buckley, Washington, at 29290 Highway 410. The Company is regulated by the Federal Reserve Board (the "FRB") under the Bank Holding Company Act of 1956, as amended. A bank holding company is generally defined as a company that has direct or indirect control of a bank. The Company qualifies as a bank holding company because it owns one hundred percent (100%) of the outstanding securities of the Bank. At December 31, 1996, the Company reported on a consolidated basis total assets of $64,561,274, total deposits of $58,803,847, and shareholders' equity of $5,278,878.

The Company presently has one subsidiary other than the Bank. That subsidiary is Mountain Real Estate Holdings, Inc., which was incorporated on March 10, 1994. The purpose of Mountain Real Estate Holdings, Inc. is to engage solely in the business of holding premises occupied or to be occupied by the Bank, together with fixed assets used in conjunction with the premises occupied by the Bank. By using this affiliate corporation to hold premises occupied by the Bank or its branches, the Bank subsidiary can lend money to it for the cost of acquiring needed premises without the collateral requirements applicable to a loan made directly from the Bank to the Company.

The Company strategy is to capitalize on its investment in the Bank through continued growth in the Bank's assets, deposits and earnings, and creation of long-term value for Company shareholders by pursuing the following:


     - Monitoring and improving the credit quality of the Bank's existing asset base;

     - Concentrating on expense control, interest spread maximization and marketing of fee-based products, as well as maintaining adequate liquidity and capital levels;

     - Emphasizing close working relationships between the Bank's senior management, directors, loan officers and commercial customers; and

     - Focusing on training programs to ensure that management and staff have knowledge necessary to serve customers and remain in compliance with all legal and regulatory obligations.

There can be no assurance that the Bank will achieve these objectives.

                    DESCRIPTION OF MT. RAINIER NATIONAL BANK

The Bank

     Mt. Rainier National Bank is a wholly-owned subsidiary of the Company. While the Company and the Bank are distinctly different entities regulated by different regulatory bodies, the income of the Company will be almost entirely derived from dividends upstreamed from the Bank to the Company. Therefore, the value of the securities of the Company are, to a large extent, dependent upon the success of the Bank.

History

     The Bank opened on July 2, 1990, and has been operating since that date.

Business

     The Bank offers a full line of commercial banking services including checking accounts, savings programs, ATMs, night depository services, customer deposit box facilities, consumer loans, residential loans, commercial loans, real estate and construction loans and agriculture loans, NOW accounts and certificates of deposit.

     The principal sources of the Bank's revenues are: (i) interest and fees on loans; (ii) deposit service charges; (iii) interest on federal funds sold (funds loaned on a short-term basis to other banks); (iv) gains on mortgages originated and sold to the secondary market; and (v) interest on investments. Loans include short-to-medium-term commercial and consumer loans, including operating loans and lines, equipment loans, automobile loans, recreational vehicle and truck loans, personal loans and lines of credit, home improvement and rehabilitation loans, VISA national credit cards, and residential mortgage lending. Residential loans are currently sold into the secondary market. The Bank also offers safe deposit boxes, direct deposit of payroll and social security checks, automated teller machine access, and automatic drafts for various accounts. The Bank has a night depository, an ATM, as well as drive-up services at each of its offices.

     The Bank's core deposit base generally has been enhanced through advertising and deposit promotions, and focusing on securing the entire banking relationship of each of its customers. The Bank has not used brokered deposits as a source of funds.

     The Bank's commercial banking activities target high net worth individuals and their businesses with an emphasis on the small to medium size businesses. The Bank's operating strategy is to offer personal service, flexibility and timely responsiveness to the needs of its customers. Senior management of the Bank and the Company maintain close personal contact and close working relationships with the Bank's commercial customers and their businesses, and the Bank's and the Company's Board of Directors primarily include local business people from the Bank's primary service area. Most of the Bank's new commercial banking business consists of referrals from existing customers. The Company believes that the Bank's loan portfolio is appropriately diversified. All floating rate loans are priced at prime or higher.

     The Company believes that the growth in loans and profitability achieved by the Bank also is attributable in large measure to its strategy of targeting smaller and medium size businesses in the manner described above and to the business and personal relationships and experience of the Bank's and the Company's management and Directors, rather than the result of greater risk-taking or price concessions. In addition, there have been numerous acquisitions and mergers of banks in the primary service area which have made the larger institutions in the market even larger and left the Bank, at the present time, as the only small commercial bank in the Bank's primary service area focusing primarily on the needs of the smaller and medium size commercial customers.

Service Area

     The primary service area of the Bank is the city of Enumclaw and its environs which include the communities of Black Diamond and Buckley.

Employees

     As of December 31, 1996, the Company had no full time employees. As of the same date, the Bank had 32.46 full time equivalent employees, including three Executive Officers. None of the Bank's employees is presently represented by a union or covered by a collective bargaining agreement. The Bank considers its relationships with its employees to be good.

Competition

     The banking business in the Bank's primary service area is highly competitive with respect to both loans and deposits. All the major commercial banks, including Seafirst, Key Bank, Wells Fargo and U.S. Bank, have a branch or branches within the Bank's primary service area. Among the advantages such major banks have are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to geographic regions of higher yield and demand. Such banks offer certain services which are not offered directly by the Bank (but are offered indirectly through correspondent institutions); and, by virtue of their greater total capitalization (legal lending limits to an individual customer are based upon a percentage of a bank's total shareholder equity accounts), such banks have substantially higher lending limits than the Bank. The primary service area is also served by savings and loan associations and credit unions.

     The Bank also competes with a number of non-bank competitors such as insurance companies, small loan companies, finance companies, mortgage companies, and other sources of funds. Many of the Company's non-bank competitors are not subject to the extensive federal and state regulations which govern the Company and, as a result, have a competitive advantage over the Company in providing certain services.

     The Bank believes its competitive position has been strengthened by the consolidation in the banking industry which has resulted in a focus by the larger banks on their larger accounts, with less direct contact between the officers and their customers. The Bank's strategy, by contrast, is to remain a middle market lender which maintains close, long-term contact with its customers.

Products and Services

     In conjunction with the growth of its asset base, the Bank has introduced new products and services to position itself to compete in its highly competitive market. The Bank's customers demand not only a wide range of financial products but also efficient and convenient service. In response to these demands, the Bank has developed a mix of products and services utilizing newly developed technology available to the banking industry; for example, the addition of automatic teller machines. Additionally, the bank offers a wide range of commercial and retail banking products and services to its customers. Deposit accounts include certificates of deposit, individual retirement accounts and other time deposits, checking and other demand deposit accounts, interest-bearing checking accounts, savings accounts and money market accounts. Loans include residential real estate, commercial, financial and real estate construction and development, installment and consumer loans. Other products and services include: credit related insurance; ATMs, and safe deposit boxes.

Marketing

     The Bank uses to the fullest extent possible the flexibility which is accorded by its independent status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by the Bank's officers, directors and employees. The Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the business and professional fields. In the event there are customers whose loan demands exceed the Bank's lending limits, the Bank arranges for such loans on a participation basis with other financial institutions.

Lending Activities

     The two main areas in which the Bank has directed its lendable funds are commercial and real estate loans. At December 31, 1996, these categories accounted for approximately 31% and 55%, respectively, of the Bank's total loan portfolio. The Bank's major source of income is interest and fees charged on loans.

     Interest income on loans is recognized based on principal amounts outstanding, at applicable interest rates. Accrual of interest on impaired loans is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal or when payment of principal or interest is contractually past due 90 days, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, all interest previously accrued, but not collected, is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and when the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought current with respect to principal and interest and when, in the opinion of management, the loans are estimated to be fully collectible as to both principal and interest.

     In general, the Bank is permitted by law to make loans to single borrowers in aggregate amounts of up to fifteen percent (15%) of the Bank's unimpaired capital and unimpaired surplus. The Bank, on occasion, sells participations in loans when necessary to stay within lending limits or to otherwise limit the Bank's exposure. The Bank's goal is to reduce the risk of undue concentrations of loans to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 1996, no such concentration exceeded 10% of the Bank's loan portfolio, although approximately 6.4% of the Bank's loan portfolio consists of agricultural loans and approximately 7.6% of interim real estate construction loans. The Bank has no loans to foreign countries and its policy is to lend within Washington State, however the bank does have some loans to out-of-state borrowers.

     In the normal course of business there are various commitments outstanding and commitments to extend credit which are not reflected in the financial statements. These commitments generally require the customers to maintain certain credit standards and have fixed expiration dates or other termination clauses. The Bank uses the same credit policies in making commitments as it does for loans. Management does not expect that all such commitments will be fully utilized.

     Lending activities are conducted pursuant to a written Loan Policy which has been adopted by the Board of Directors of the bank. Each loan officer has a defined lending authority. Regardless of lending authority, individual loans over $100,000 are reviewed by the Bank's Loan Committee.

     The Bank has entered into agreements with other banks to participate in certain of the Bank's commitments to extend credit to customers.

Investment Portfolio

     The investment policy of the Bank is an integral part of the overall asset/liability management of the Bank. The Bank's investment policy is to establish a portfolio which will provide liquidity necessary to facilitate making loans and to cover deposit fluctuations while at the same time achieving a satisfactory investment return on the funds invested. The investment policy is reviewed annually by the Bank's Board of Directors. The Bank stresses the following attributes for its investments: safety of principal, liquidity, yield, price appreciation and pledgeability. With its implementation of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Bank is required to classify its portfolio into three categories: Held to Maturity, Trading Securities, and Available for Sale.

     Held to Maturity includes debt securities that the Bank has positive intent and ability to hold to maturity; these securities are reported at amortized cost.

     Trading Securities include debt and equity securities that are purchased and held solely for the purpose of selling them in the short-term future for trading profits. Trading Securities are reported at fair market value with unrealized gains and losses included in earnings. As of December 31, 1996, the Bank held no securities as Trading Securities.

     Available for Sale securities include those which are acquired with the intention to dispose of the asset prior to maturity; however, these securities may be held to maturity. These securities are reported at fair market value with unrealized gains and losses excluded from the earnings and reported as a separate component of shareholders' equity.

     As a national bank and member of the Federal Reserve System, the Bank is required to have $124,200 invested in the Federal Reserve Bank Stock. Also, as a member of the Federal Home Loan Bank, the Bank is required to keep $254,000 in stock. This portion of the Bank's investment portfolio is not liquid.

Statistical Information About the Company

The following statistical information should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere herein.

The composition of the loan portfolio is summarized as follows:

                                                         LOAN PORTFOLIO - TYPES OF LOANS

                                                     December 31,  1996              December 31, 1995
                                                  -------------------------------------------------------
                                                                       Percent                    Percent
                                                                      of Total                   of Total
                                                   Amounts             Loans        Amounts        Loans
                                                  -------------------------------------------------------
                                                                         (in thousands)
Commercial and agricultural                       $11,685            31.12%         $13,622       44.18%
Real Estate:
  Construction                                      3,537             9.42%           1,847        5.99%
  Mortgage                                         17,198            45.81%          11,196       36.31%
Consumer                                            5,123            13.65%           4,169       13.52%
                                                  -------------------------------------------------------
    Total loans                                   $37,543           100.00%         $30,834      100.00%
                                                  =======================================================


                                                         LOAN PORTFOLIO - MATURITIES AND SENSITIVITIES ON LOANS

                                     ----------------------------------------------------------------------------------------
                                                               Over One                      Maturing
                                        One Year or Less   Through Five Years             After Five Years           TOTAL
                                     ----------------------------------------------------------------------------------------
                                              Amount              Fixed         Variable      Fixed    Variable
Commercial and Agriculture                   $ 7,361            $ 4,243               $0       $ 81           $0     $11,685

Real Estate                                  $ 9,815            $10,866               $0       $ 54           $0     $20,735

Consumer                                     $ 1,316            $ 3,757               $0       $ 50           $0     $ 5,123
                                             -------------------------------------------------------------------------------
              Total                          $18,492            $18,866               $0       $185           $0     $37,543


The following table summarizes nonperforming assets by category:

                                                      RISK ELEMENTS - NONACCRUAL, PAST DUE AND RESTRUCTERED LOANS

                                               90 Days or More
                                                   Past Due          Nonaccrual       Restructured       Lost Interest
                                               ---------------       ----------       ------------       -------------
Commercial and Agriculture                           $0                $121               $0                  $4

Real Estate                                          $0                $  0               $0                  $0

Consumer                                             $0                $ 16               $0                  $1
                                                     --                ----               --                  --
                                                     $0                $137               $0                  $5


At December 31, 1996, the Bank had no other assets that would be considered nonaccrual, past due or restructured if such assets were loans.

SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION

                                                   Year               Year
                                                  Ended              Ended
                                                December 31,      December 31,
                                                  1996                1995
                                                ------------------------------
                                                    (dollars in thousands)
Allowance for loan losses
  (beginning of period)                         $    334            $    318

Loans charged off:
  Commercial and agricultural                                            (16)
  Real estate construction
  Real estate mortgage
  Consumer                                           (10)
                                                ------------------------------
    Total                                            (10)                (16)
                                                ------------------------------

Recoveries of loans previously
  charged off:
  Commercial and agricultural
  Real estate construction
  Real estate mortgage
  Consumer
                                                ------------------------------
    Total
                                                ------------------------------

Net loans charged off                                (10)                (16)

Provision for possible loan losses                    67                  32
                                                ------------------------------
Allowance for possible loan losses
  (end of period)                               $    391            $    334
                                                ==============================

Loans outstanding:
    Average                                     $ 34,102            $ 27,728
    End of period                                 37,543              30,834
Ratio of allowance for loan loss
  to total loans outstanding
    Average                                        1.15%               1.20%
    End of period                                  1.04%               1.08%
Ratio of net charge-offs to average
  loans outstanding                              (0.03)%             (0.06)%

                                                                                       Allocation of Loan Loss
                                                12/31/96            12/31/95           By Loan Classification
                                                ----------------------------           -----------------------
Percent of categories to total end of
  period loans:
    Commercial and agricultural                   31.12%              44.18%                   $122
    Real estate construction                       9.42%               5.99%                   $ 37
    Real estate mortgage                          45.81%              36.31%                   $179
    Consumer                                      13.65%              13.52%                   $ 53
                                                ----------------------------                   ----
       Total loans                               100.00%             100.00%                   $391
                                                ============================                   ====

The carrying value of investment securities and the maturities and yield information on the investment portfolio is as follows:


INVESTMENT SECURITIES PORTFOLIO

                                                   Dec. 31          December 31,    Dollar   Percentage
                                                     1996               1995        Change     Change
                                            -------------------------------------------------------------
                                                (in thousands)
US Treasury securities                       $         3,145       $    3,644      $  (499)        -13.69%
US Government and agency
    securities                                         7,055            2,264        4,791         211.62%
Mortgage Backed Securities                             1,748               -         1,748         100.00%
Corporate bonds                                          799            1,490         (691)        -46.38%
Municipal bonds                                          329              352          (23)         -6.53%
    Total                                    $        13,076       $    7,750      $ 5,326          68.72%
                                             ===================== =============== ==========

                                                                    December     31,       1996
                                --------------------------------------------------------------------------------------------
                                                             Over One              Over Five
                                 One Year or Less        Through Five Years        Through Ten Years         Over Ten Years
                                --------------------------------------------------------------------------------------------
                                 Amount     Yield        Amount     Yield          Amount     Yield          Amount    Yield
US Treasury Securities           $2,501     6.30%          $644     5.13%          $  0
US Govt. and Agency Securities                           $6,561     6.12%          $494        6.75%
Mortgage Backed Securities                                 $965     6.75%          $783        7.31%
Corporate Bonds                    $252     9.25%          $547     5.84%            $0
Municipal Bonds  (1)               $130     4.25%            $0                    $199        5.50%
                                --------------------------------------------------------------------------------------------
Total                            $2,883                  $8,717                   1,476                          $0

Weighted Average Yield                      6.03%                   6.10%                      6.88%

(1)  Yields have not been calculated on a tax equivalent basis.

The following tables set forth the distribution of the Bank's deposit accounts at the dates indicated:


DEPOSIT LIABILITY COMPOSITION


                                                          31-Dec-96                    31-Dec-95
                                            -------------------------------------------------------------
                                                                      Percent                  Percent
                                                                      of Total                of Total    Dollar          Percentage
                                                   Amounts            Deposits      Amounts   Deposits    Change            Change
                                            ----------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
Non-interest bearing demand                      $ 8,565              14.57%       $ 6,251    14.31%    $ 2,314            37.02%
Interest-bearing demand  (1)                      21,892              37.23%        13,060    29.90%      8,832            67.63%
Savings                                            7,730              13.15%         7,075    16.20%        655             9.26%
Certificates of deposit                           13,820              23.50%        11,403    26.11%      2,417            21.20%
Certificates of deposit over $100,000              6,797              11.56%         5,892    13.49%        905            15.36%
                                             --------------------------------------------------------------------
Total                                            $58,804             100.00%       $43,681   100.00%    $15,123            34.62%
                                             ====================================================================

(1) At December 31, 1996, the Bank received approximately $5,000,000 from two depositors which is included in interest bearing demand. It is unknown how long these deposits will remain.

At December 31, 1996, the scheduled maturities of certificates of deposit was:

                                                                                  Balances
                                                                  ---------------------------------------
                                                                     Less Than                $100,000
                                                                     $100,000                  or More
                                                                  ----------------           ------------
Maturity in:

  Three months or less:                                               $ 3,714                 $3,366

  Over three months through twelve months                             $ 7,696                 $2,648

  Over one year through five years                                    $ 2,410                 $  783

  Over five years                                                     $     0                 $    0
                                                                  ---------------------------------------

                      TOTAL                                           $13,820                 $6,797
                                                                   ======================================

The following ratios applicable to the Company are among those commonly used in analyzing bank holding companies:

                                                                           Year Ended December 31,
                                                                         ---------------------------

                                                                              1996         1995
                                                                         ---------------------------
Return on Average Assets                                                 0.56%                  0.23%

Return on Average Equity                                                 5.75%                  2.16%

Dividend Payout Ratio                                                       0%                     0%

Equity to Assets Ratio                                                   9.67%                 10.49%


At December 31, 1996 and December 31, 1995, neither the Bank nor the Company had any short term borrowings.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are interest rate sensitive and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is interest rate sensitive within a specific time period if it will reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-bearing assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. A gap is considered positive when the amount of interest rate sensitive assets maturing within a specific time frame exceeds the amount of interest sensitive liabilities maturing within that same time frame. If negative, the reverse is true.

The following table represents an interest rate sensitivity analysis at December 31, 1996:

                                 GAP ANALYSIS

                                                      ---------------------------------------------

                                                        Total Within    One Year To       Over
                                                          One Year       Five Years     Five Years
                                                      ---------------------------------------------

Rate Sensitive Assets:
Loans                                                     $18,492        $18,866           $185
Investments                                                $2,883         $8,717         $1,476
Federal Funds Sold                                         $7,550
                                                      ---------------------------------------------

          TOTAL                                           $28,925        $27,583         $1,661

Rate Sensitive Liabilities:

Savings, Now and Interest Checking                        $29,622
Time Deposits                                             $17,425         $3,192
                                                      ---------------------------------------------

          TOTAL                                           $47,047         $3,192             $0

Interest Sensitive Gap                                   ($18,122)       $24,391         $1,661
                                                      =============================================

Currently, the Bank's interest sensitivity gap is negative within one year. Assuming that general market interest rate changes affected the repricing of assets and liabilities in equal magnitudes, this indicates that the effects of rising interest rates on the Company would be a decrease in the net interest margin, whereas falling interest rates would cause a corresponding increase in margin.

The following tables set forth the distribution of the Bank's deposit accounts at the dates indicated:


DEPOSIT LIABILITY COMPOSITION

                                                   December 31, 1996                December 31, 1995
                                             ------------------------------------------------------------
                                                                     Percent                    Percent
                                                                     of Total                   of Total    Dollar    Percentage
                                                   Amounts           Deposits     Amounts       Deposits    Change    Change
                                             -------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
Non-interest bearing demand                  $         8,565          14.57%      $ 6,251        14.31%    $ 2,314     37.02%
Interest-bearing demand  (1)                          21,892          37.23%       13,060        29.90%      8,832     67.63%
Savings                                                7,730          13.15%        7,075        16.20%        655      9.26%
Certificates of deposit                               13,820          23.50%       11,403        26.11%      2,417     21.20%
Certificates of deposit over $100,000                  6,797          11.56%        5,892        13.49%        905     15.36%
                                             ----------------------------------------------------------------------
    Total                                    $        58,804         100.00%      $43,681       100.00%    $15,123     34.62%
                                             ======================================================================

(1) At December 31, 1996, the Bank received approximately $5,000,000 from two depositors which is included in interest bearing demand. It is unknown how long these deposits will remain.

At December 31, 1996, the scheduled maturities of certificates of deposit was:

                                                                        Balances
                                                            ------------------------------
                                                               Less Than       $100,000
                                                               $100,000         or More
                                                            ----------------  ------------
Maturity in:
  Three months or less:                                              $3,714        $3,366

  Over three months through twelve months                            $7,696        $2,648

  Over one year through five years                                   $2,410          $783

  Over five years                                                        $0            $0
                                                            ------------------------------
                      TOTAL                                         $13,820        $6,797
                                                            ==============================

The following ratios applicable to the Company are among those commonly used in analyzing bank holding companies:

                                                                 Year Ended December 31,
                                                            ------------------------------
                                                                   1996         1995
                                                            ------------------------------
Return on Average Assets                                               0.56%         0.23%

Return on Average Equity                                               5.75%         2.16%

Dividend Payout Ratio                                                     0%            0%

Equity to Assets Ratio                                                 9.67%        10.49%

At December 31, 1996 and December 31, 1995, neither the Bank nor the Company had any short term borrowings.

Regulation and Supervision

     The following generally refers to certain significant statutes and regulations affecting the banking industry. These references are only intended to provide brief summaries and therefore, are not complete and are qualified by the statutes and regulations referenced. In addition, due to the numerous statutes and regulations which apply to and regulate the banking industry, many are not referenced below.

The Company
-----------

     General. As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956 ("BHCA"), as amended, which places the Company under the supervision of the Board of Governors of the Federal Reserve System ("FRB"). In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities related to banking. Certain recent legislation designed to expand interstate branching and relax federal restrictions on interstate banking has been phased in and may expand opportunities for bank holding companies (for additional information see below under the heading "The Bank - Recent Federal Legislation - Interstate Banking and Branching"). However, the impact of this legislation on the Company is unclear at this time.

Holding Company Structure
-------------------------

     FRB Regulation.  The Company must obtain the approval of the FRB before it:
(1) acquires direct or indirect ownership or control of any voting shares of a bank if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the bank's voting shares; (2) merges or consolidates with another bank holding company; and (3) acquires substantially all of the assets of any additional banks. Until September of 1995, the BHCA also prohibited the acquisition by the Company of any such interest in any bank or bank holding company located in a state other than Washington unless the laws of that state expressly authorized such acquisition. Now, subject to certain state laws, such as age and contingency laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of an out-of-state bank.

     The Company files annual and quarterly reports and any other reports the FRB may require from time to time. In addition, the FRB periodically examines the Company and its subsidiary Bank.

     Holding Company Control of Nonbanks. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company other than a bank or a bank holding company unless the FRB finds the company's business activities to be incidental to the business of banking or managing or controlling banks. When making this determination, the FRB in part considers whether allowing a bank holding company to engage in those activities would offer advantages to the public that would outweigh possible adverse effects.

     The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("Economic Growth Act") amended the BHCA to eliminate the requirement that a bank holding company seek FRB approval before engaging de novo in permissible nonbanking activities, if the holding company is well capitalized and meets certain other criteria specified in the statute. A bank holding company meeting the specifications is now required only to notify the FRB within 10 business days after the activity has begun. On February 28, 1997, the FRB issued a final rule incorporating the changes enacted by the Economic Growth Act. Effective April 21, 1997, a well-run bank holding company, without any prior notice or FRB approval, may commence immediately any activity that is currently or at the time of commencement included in the FRB's list of acceptable nonbanking activities.

     Acceptable nonbanking activities include: (1) operating an industrial loan company, mortgage company, finance company, trust company, or credit card company; (2) performing certain data processing operations; and (3) providing investment and financial advice. In contrast, prohibited nonbanking activities include real estate brokerage and syndication, land development, property management, and the underwriting of life insurance not related to credit transactions. From time to time, the FRB may add to or delete from the list of activities permissible for bank holding companies.

     Transactions With Affiliates. The Company and the Bank are considered affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Section 23A of the Federal Reserve Act limits certain covered transactions. These covered transactions include, subject to specific exceptions, loans by bank subsidiaries to affiliates, investments by bank subsidiaries in securities issued by an affiliate or acceptance of such securities as collateral, and the purchase by a bank subsidiary of an affiliate's assets. Section 23B of the Federal Reserve Act, among other things, restricts an institution from engaging in specified transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable, to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

     Tie-In Arrangements. The Company and the Bank cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit on either
(1) a requirement that the customer obtain additional services provided by it or
(2) an agreement by the customer to refrain from obtaining other services from a competitor. Effective April 21, 1997, the FRB has adopted significant amendments to its anti-tying rules that: (1) remove FRB-imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) create exemptions from the statutory restriction on bank tying arrangements to allow banks greater flexibility to package products with their affiliates; and
(3) establish a safe harbor from the tying restrictions for certain foreign transactions. These amendments are designed to enhance competition in banking and nonbanking products and allow banks and their affiliates to provide more efficient a lower-cost service to customers. However, the impact of the amendments on the Company and the Bank is unclear at this time.

     State Law Restrictions. As a corporation chartered under the laws of the State of Washington, the Company is also be subject to certain limitations and restrictions under applicable Washington corporate laws.

     Securities Registration and Reporting. The common stock of the Company is registered as a class with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934. Thus, the Company is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of that Act. The periodic reports, proxy statements, and other information filed by the Company under that Act can be inspected and copied at or obtained from the Washington, D.C. office of the SEC. In addition, the securities issued by the Company are subject to the registration requirements of the Securities Act of 1933 and applicable state securities laws, unless exemptions are available.

Control Transactions
--------------------

     The Change in Bank Control Act of 1978, as amended, requires a person (or group of persons acting in concert) acquiring "control" of a bank holding company to provide the FRB with at least 60 days' advance written notice of the proposed acquisition. Following receipt of this notice, the FRB has 60 days to issue a notice disapproving the proposed acquisition, but the FRB may extend this time period for up to an additional 30 days. An acquisition may be completed before the expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the transaction.

     In addition, any "company" must obtain the FRB's approval under the BHCA before acquiring 25% (5% if the company is a bank holding company) or more of the outstanding shares of the Company, or otherwise obtaining control over the Company.

The Bank
--------

      General. Despite some recent legislative initiatives to reduce regulatory burdens, banking remains a highly regulated industry. Legislation enacted from time to time may increase the cost of doing business, limit or expand permissible activities, or affect the competitive balance between banks and other financial and nonfinancial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in state legislatures, and before various bank regulatory agencies. In addition, there continue to be proposals in Congress to restructure the banking system.

      Some of the significant areas of bank regulation are generally discussed below.

      Regulation of National Banks. The Bank, as a national banking association, is subject to primary regulation and examination by the OCC. It is also subject to regulation by the FRB and, to a more limited extent, by the Federal Deposit Insurance Corporation ("FDIC"). Federal statutes and regulations which govern the Bank's operations relate to required reserves against deposits, investments, loans, mergers and consolidations, borrowings, issuance of securities, payment of dividends, establishment of branches, and other aspects of its operations. The National Bank Act restricts the Bank to performing commercial banking business and engaging in activities incidental to the business of banking and prohibits the Bank from investing in equity securities, except in its fiduciary capacity. The OCC also may prohibit a national bank from engaging in activities it considers unsafe and unsound business practices.

      Regulation of Management. Federal law: (1) sets forth circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency, (2) places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests, and (3) prohibits management personnel of a bank from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

      Control of Financial Institutions. No person may acquire "control" of a bank unless the appropriate federal agency has been given sixty days prior written notice and within that time the agency has not disapproved the acquisition. Substantial monetary penalties may be imposed for violation of the change in control or other provisions of banking laws.

Recent Federal Banking Legislation
----------------------------------

      Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act") generally will, over the next few months, permit nationwide interstate banking and branching. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Subject to certain state laws, such as age and contingency laws, the Interstate Act allows adequately capitalized and adequately managed bank holding companies to purchase the assets of out-of-state banks (effective as of September 29, 1995). Additionally, beginning June 1, 1997, the Interstate Act permits interstate bank mergers, subject to certain state laws, such as age and contingency laws, unless the home state of either merging bank has "opted-out" of these provisions by enacting "opt-out" legislation. States may also "opt-in" to these bank merger provisions early by enacting non-discriminatory "opting-in" legislation permitting interstate mergers within their own borders before June 1, 1997. The Interstate Act does allow states to impose certain conditions on interstate bank mergers within their borders; for example, states may require that the in-state merging bank exist for up to five years before the interstate merger. Under the Interstate Act, states may also "opt-in" to de novo branching, allowing out-of-state banks to establish de novo branches within the state.

     In 1996, Washington enacted "opting in" legislation authorizing interstate mergers pursuant to the Interstate Act. Accordingly, as of June 6, 1996, an out-of-state bank holding company may now acquire more than 5% of the voting shares of a Washington-based bank, regardless of reciprocity, provided such bank or its predecessor has been doing business for at least five years prior to the acquisition. Further, an out-of-state bank may engage in banking in Washington if the requirements of Washington's interstate banking statute are met, and the bank either (1) was lawfully engaged in banking in Washington on June 6, 1996,
(2) resulted from an interstate combination pursuant to Washington law, (3) resulted from a relocation of a head office of a state bank or a main office of a national bank pursuant to federal law, or (4) resulted from the establishment of a savings bank branch in compliance with applicable Washington law. Additionally, the Washington Director of Financial Institutions may approve interstate combinations if the basis for such approval does not discriminate against out-of-state banks, out-of-state holding companies, or their subsidiaries.

      Regulatory Improvement. In 1994, Congress enacted the Community Development and Regulatory Improvement Act ("Regulatory Improvement Act") with the intent of, among other things, reducing the regulatory burden on financial institutions. This Act is intended to streamline certain regulatory procedures and relax certain regulatory compliance requirements. In addition, the Regulatory Improvement Act specifically directs each federal banking agency to review and streamline its regulations and written supervisory policies.

Other Significant Federal Banking Legislation
---------------------------------------------

      Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"). FDICIA was enacted into law in late 1991. As required by FDICIA, numerous regulations have been adopted by federal bank regulatory agencies, including the following: (1) federal bank regulatory authorities have established five different capital levels for banks and, as a general matter, enable banks with higher capital levels to engage in a broader range of activities; (2) the FRB has issued regulations requiring standardized disclosures with respect to interest paid on deposits; (3) the FDIC has imposed restrictions on the acceptance of brokered deposits by weaker banks; (4) the FDIC has implemented risk-based deposit insurance premiums; and (5) the FDIC has issued regulations requiring state chartered banks to comply with certain restrictions with respect to equity investments and activities in which the banks act as a principal.

      FDICIA recapitalized the Bank Insurance Fund ("BIF") and required the FDIC to maintain the BIF and Savings Association Insurance Fund ("SAIF") at 1.25% of insured deposits by increasing deposit insurance premiums as necessary to maintain such ratio. FDICIA also required federal bank regulatory authorities to implement the following: (1) non-capital standards of safety and soundness; (2) operational and managerial standards for banks; (3) asset and earnings standards for banks and bank holding companies addressing such areas as classified assets, capital, and stock price; and (4) standards for compensation of executive officers and directors of banks.

      The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). FIRREA became effective on August 9, 1989. Among other things, this far-reaching legislation (1) phased in significant increases in the FDIC insurance premiums paid by commercial banks; (2) created two deposit insurance pools within the FDIC, one to insure commercial bank and savings bank deposits and the other to insure savings association deposits; (3) for the first time, permitted bank holding companies to acquire healthy savings associations; (4) permitted commercial banks that meet certain housing-related asset requirements to secure advances and other federal services from their local Federal Home Loan Banks; and (5) greatly enhanced the regulators' enforcement powers by removing procedural barriers and sharply increasing the civil and criminal penalties for violating statutes and regulations.

Restrictions on Capital Distributions
-------------------------------------

      Dividends paid by the Bank to the Company are a material source of the Company's cash flow. Various federal statutory provisions limit the amount of dividends the Bank is permitted to pay to the Company without regulatory approval. FRB policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition.

      If, in the opinion of the applicable federal banking agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), the agency may require, after notice and hearing, that the institution cease and desist from that practice. In addition, the FRB and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.

      Under the National Bank Act, national banks may only pay dividends without advance approval of the OCC, if the total of all dividends declared by the national bank in any calendar year will exceed the sum of its net profits (as defined) for that year plus its retained profits for the preceding two calendar years, less any required transfers to surplus. The National Bank Act also prohibits national banks from paying dividends that would be in an amount greater than net profits then on hand (as defined) after deducting losses and bad debts (as defined).

Capital Requirements
--------------------

      Capital Adequacy Requirements. The FRB, the FDIC, and the OCC (collectively, the "Agencies") have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels.

      The current guidelines require all federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. The Bank has not received any notice indicating that it will be subject to higher capital requirements.

      Under these guidelines, banks' assets are given risk-weights of 0%, 20%, 50% or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans (both carry a 50% rating). Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds (which have a 50% rating) and direct obligations of or obligations guaranteed by the United States Treasury or United States Government Agencies (which have a 0% rating).

      The Agencies have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points. Any institution operating at or near the 3% level is expected to have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings, and in general, to be a strong banking organization without any supervisory, financial or operational weaknesses or deficiencies. Any institutions experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

      Regulations adopted by the Agencies as required by FDICIA impose even more stringent capital requirements. The regulators require the OCC and other Federal Banking Agencies to take certain "prompt corrective action" when a bank fails to meet certain capital requirements. The regulations establish and define five capital levels: (1) "well-capitalized," (2) "adequately capitalized," (3) "undercapitalized," (4) "significantly undercapitalized" and (5) "critically undercapitalized." To qualify as "well-capitalized," an institution must maintain at least 10% total risk-based capital, 6% Tier 1 risk-based capital, and a leverage ratio of no less than 5%. Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized" (which requires at least 8% total risk-based capital, 4% Tier 1 risk-based capital, and a leverage ratio of at least 4%). Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 1996, neither the Company nor the Bank were subject to any regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

      In August of 1995, the Federal Banking Agencies adopted a final rule implementing the portion of Section 305 of FDICIA that requires the banking agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest rate risk. Effective September 1, 1995, when evaluating the capital adequacy of a bank, the Federal Banking Agencies' examiners will consider exposure to declines in the economic value of the bank's capital due to changes in interest rates. A bank may be required to hold additional capital for interest rate risk if it has a significant exposure or a weak interest rate risk management process. Concurrent with the publication of this final rule, the Agencies proposed for comment a joint policy statement describing the process the Agencies will use to measure and assess a bank's interest rate risk. This joint policy statement was superseded by an updated Joint Policy Statement in June of 1996. Any impact the joint final rule and the Joint Policy Statement may have on the Company or the Bank cannot be predicted at this time.

      In addition, the Agencies published a joint final rule on September 6, 1996, amending their respective risk-based capital standards to incorporate a measure for market risk to cover all positions located in an institution's trading account and foreign exchange and commodity positions wherever located. This final rule, effective January 1, 1997, implements an amendment to the Basle Capital Accord that sets forth a supervisory framework for measuring market risk. The final rule effectively requires banks and bank holding companies with significant exposure to market risk to measure that risk using its own internal value-at-risk model, subject to the parameters of the final rule, and to hold a sufficient amount of capital to support the institution's risk exposure.

      Institutions subject to this final rule must be in compliance with it by January 1, 1998. This final rule applies to any bank or bank holding company, regardless of size, whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more. An institution's trading activity is defined as the sum of its trading assets and trading liabilities as reported in its most recent call report for a bank, or its most recent Y-9C Report for a bank holding company. Total assets means quarter-end total assets. The Agencies may require an institution not otherwise subject to the final rule to comply with it for safety and soundness reasons and also may exempt an institution otherwise subject to the final rule from compliance under certain circumstances.

FDIC Insurance
--------------

      Generally, customer deposit accounts in banks are insured by the FDIC for up to a maximum amount of $100,000. The FDIC has adopted a risk-based insurance assessment system under which depository institutions contribute funds to the BIF and the SAIF based on their risk classification. The FDIC assigns institutions a risk classification based on three capital groups and three supervisory subgroups. The capital groups are "well capitalized," "adequately capitalized," and "undercapitalized." The three supervisory subgroups are Group "A" (for financially sound institutions with only a few minor weaknesses), Group "B" (for those institutions with weaknesses which, if uncorrected, could cause substantial deterioration of the institution and increase risk to the deposit insurance fund), and Group "C" (for those institutions with a substantial probability of loss to the fund absent effective corrective action).

     On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("Funds Act") was enacted. The Funds Act provides, among other things, for the recapitalization of the SAIF through a special assessment on all depository institutions that hold SAIF insured deposits. The one-time assessment is designed to place the SAIF at its 1.25 reserve ratio goal.

     The Funds Act, for the three year period beginning in 1997, subjects BIF insured deposits to a Financing Corporation ("FICO") premium assessment on domestic deposits at one-fifth the premium rate (approximately 1.3 basis points) imposed on SAIF insured deposits (approximately 6.5 basis points). In addition, service debt funding on FICO bonds for the first half of 1997 is expected to result in BIF insured institutions paying .64 cents for each $100 of assessed deposits, and SAIF insured institutions paying 3.2 cents on each $100 of deposits. Beginning in the year 2000, BIF insured institutions will be required to pay the FICO obligations on a pro-rata basis with all thrift institutions; annual assessments are expected to equal approximately 2.4 basis points until 2017, to be phased out completely by 2019.

     For at least the first half of 1997, BIF premiums will be maintained at their current level. Accordingly, institutions in the lowest risk category will continue to pay no premiums, and other institutions will be assessed based on a range of rates, with those in the highest risk category paying 27 cents for every $100 of BIF insured deposits. Rates in the SAIF assessment schedule, previously ranging from 4 to 31 basis points, have recently been adjusted by 4 basis points to a range of 0 to 27 basis points (as of October 1, 1996).

     Banking regulators are empowered under the Funds Act to prohibit insured institutions and their holding companies from facilitating or encouraging the shifting of deposits from the SAIF to the BIF in order to avoid higher assessment rates. Accordingly, the FDIC recently proposed a rule that would, if adopted as proposed, impose entrance and exit fees on depository institutions attempting to shift deposits from the SAIF to the BIF as contemplated by the Funds Act. The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, only if no thrift institutions exist on that date. It is expected that Congress will address comprehensive legislation on the merger of the funds and elimination of the thrift charter during the 1997 session.

EMPLOYEES ITEM 7.  DESCRIPTION OF PROPERTY

     The Bank's Main Office is located in Enumclaw, Washington, at 501 Roosevelt Avenue, in an office building owned by the Bank. The facility has 10,275 square feet with two drive-up windows, an automatic teller machine (ATM), and a night depository. The premises are fully equipped and include teller counters, key drawers, safe, lock boxes with keys, signs and alarm equipment.

     On February 6, 1995, the Bank opened its Buckley Branch located at 29290 Highway 410, Buckley, Washington. The facility, which is leased, has 3,100 square feet, a two-lane drive up, an ATM and a night depository.

     The Bank has also leased space for an ATM located at 31605 Third Avenue, Black Diamond, Washington. That ATM was placed in service on March 7, 1995. Customers of the Bank are charged no fee for utilization of the ATM. The site will accept deposits as well as disburse withdrawals.

     The Company has received approval from the Comptroller of the Currency to open a branch facility for the Bank. A pending offer exists on real estate located at 31329 Third Ave., Black Diamond, Washington. Mountain Real Estate Holdings, Inc. will construct a full service facility consisting of approximately 3,500 square feet, a two-lane drive up and a night depository. It is estimated that the branch will open in mid-year 1997.

ITEM 8.   DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

The following table sets forth certain information with respect to the directors of the Company or predecessor companies, and executive officers of the Company and the Bank as of December 31, 1996. The table below includes their ages, their principal occupations during the last five years, the year they first became a director, the year in which their term expires, and their position with the Company or the Bank.


   NAME AND AGE                 YEAR        PRINCIPAL       MBHC                      MBHC
                                BECAME      OCCUPATION      CORPORATE                 TERM
                                MBHC                        AFFILIATION               EXPIRES
                                DIRECTOR
---------------------------------------------------------------------------------------------
ROY T. BROOKS (56)               1993       Chairman &      Chairman and Chief           1997
                                            CEO,            Executive Officer
                                            Westmark        of MBHC, Interim
                                            Electronics     President and Chief
                                                            Executive Officer
                                                            of Bank
---------------------------------------------------------------------------------------------
MICHAEL K. JONES (54)                1993   President,      Director                     1999
                                            Jones and
                                            Associates
---------------------------------------------------------------------------------------------
BRIAN W. GALLAGHER (47)              1993   President,      Director                     1999
                                            Northern
                                            Transport
---------------------------------------------------------------------------------------------
TERRY L. GARRISON (52)               1993   President,      Director                     1999
                                            Garrison and
                                            Associates
---------------------------------------------------------------------------------------------
BARRY C. KOMBOL (46)                 1993   Owner,          Director                     1998
                                            Rainier
                                            Legal
                                            Services
---------------------------------------------------------------------------------------------
GARRETT S. VANBEEK(61)               1993   Owner,          Director                     1998
                                            VanBeek &
                                            Sons Dairy
---------------------------------------------------------------------------------------------
JOHN W. RAEDER (59)                  1993   Retired,        Director                     1998
                                            Universal
                                            Refrigeration
---------------------------------------------------------------------------------------------
SUSAN K. BOWEN-HAHTO (48)            1993   Partner, The    Director                     1997
                                            Travel Line
---------------------------------------------------------------------------------------------
HANS RUDY ZURCHER (59)               1993   Partner,        Director                     1998
                                            Zurcher Dairy
---------------------------------------------------------------------------------------------
KENNETH S. BORG (52) *               1993
---------------------------------------------------------------------------------------------
SHEILA M. BRUMLEY (42)               N/A    Senior Vice     Secretary
                                            President &     to the
                                            Cashier of      Board
                                            the Bank
---------------------------------------------------------------------------------------------
STEVE W. MOERGELI (42) **            N/A    Vice
                                            President
                                            and Senior
                                            Loan Officer
                                            of the Bank
---------------------------------------------------------------------------------------------


* As of December 17, 1996, Kenneth S. Borg resigned his senior management and Board positions from the Bank and the Company. The Chairman and Chief Executive Officer of the Company, Roy T. Brooks, has assumed the position of President of the Company. The Company has entered into a settlement agreement with Mr. Borg as referenced by Note 21 in the Financial Statements.

** In March 1997, Steve W. Moergeli was appointed President and Chief Executive Officer and a Director of the Bank. He was also appointed a director of the Company to serve until the 1997 Annual Meeting of Shareholders, at which time he will stand for election.

ITEM 9.   REMUNERATION OF DIRECTORS AND OFFICERS

Name of Individual
or Number in Group            Capacities in Which Served          Cash Compensation
------------------            --------------------------          -----------------
 Executive Officers         President and Chief Executive                  $220,309
                            Officer, Vice President and Senior
                            Loan Officer, Senior Vice President
                            and Cashier

All Executive Officers
as a group (3)                                                             $220,309

     Directors of the Company do not receive fees for meetings attended.

     Roy T. Brooks, Chairman of the Board and Chief Executive Officer of the Company and Chairman of the Board of the Bank, served as a consultant to the Company and the Bank in 1996 for which he received monthly compensation of $3,500. Following the resignation of President Kenneth Borg, Mr. Brooks was appointed Interim President and Chief Executive Officer of the Bank, at which time he became an employee at an annual salary of $44,100.

     Director Stock Option Plan. At the first Annual Meeting of Shareholders of the Bank, the shareholders approved the 1990 Director Stock Option Plan (the "Director Plan"). The Director Plan has been assumed and adopted by the Company. Under the terms of the Director Plan, an outside director is granted an option to purchase 6,000 shares of Common Stock upon his or her initial election to the Board of Directors at an exercise price equal to the fair market value of such shares on the date of the grant. The options are exercisable on a cumulative basis in annual installments of 33% each on the third, fourth and fifth anniversary of the date of grant. The service as a director must be continuous for such vesting to occur.

     A total of 60,000 shares of the Company's Common Stock may be issued under the Director Plan. Options to purchase 54,000 shares at $5.00 per share were issued on June 13, 1990, and expire on June 13, 2005. All options are presently exercised or exercisable. No option can be exercised after the expiration of fifteen (15) years from the date of grant.

     Employee Stock Option Plan. At the first Annual Meeting of the Shareholders of the Bank, the shareholders approved the 1990 Employee Stock Option Plan (the "Employee Plan"). The Employee Plan has been assumed and adopted by the Company. Under the terms of the Employee Plan, both incentive and non-qualified options may be granted to key employees of the bank. The exercise price of the options may not be less than 100% of the fair market value of the shares of the Company on the date in which the option is granted. In general, an incentive stock option may be exercised during a period of not more than 10 years from the date of the grant, although a shorter period may be specified, and in such amounts as the Board may determine. A non-qualified stock option may be exercised during the period specified by the Board. The Board has the authority to thereafter accelerate the period within which any option may be exercised.

     A total of 60,000 shares may be issued under the Employee Plan. At December 31, 1996, there were outstanding options to purchase 51,332 shares of the Company's Common Stock and 8,668 shares remain available under the Employee Plan for future grant.

ITEM 10.           SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SHAREHOLDERS

The following table sets forth certain information including the beneficial ownership of shares of the Company's Common Stock as of February 29, 1997 with respect to each of the three highest paid persons who are officers or directors of the Company, all officers and directors as a group and each shareholder who owns more than 10% of the Company's Common Stock.

====================================================================================================================================
                                       Direct       Beneficial       Vested      Nonvested     Option                  Percent
          NAME                        Ownership     Ownership        Options      Options       Price       Total      Ownership
====================================================================================================================================
Roy T. Brooks, Chairman & CEO          18,720        3,000           4,000                      $5.00       25,720       3.63%
38908 254th SE, Enumclaw,
WA 98022

Michael K. Jones, Director             12,000        6,200           6,000                      $5.00       24,200       3.41%
325 N. Central, Kent,
WA 98032

Brian W. Gallagher, Director            5,490        3,664           6,000                      $5.00       15,154       2.13%
15727 Tubbs Rd., Buckley,
WA 98321

Terry L. Garrison, Director             7,000          314           6,000                      $5.00       13,314       1.87%
40421 268th SE, Enumclaw,
WA 98022

Barry C. Kombol, Director               6,800            0           6,000                      $5.00       12,800       1.80%
31615 3rd Ave., Black Diamond,
WA 98010

Garrett S. VanBeek, Director            8,000        5,715           6,000                      $5.00       19,715       2.78%
23423 SE 464th, Enumclaw,
WA 98022

John W. Raeder, Director               11,753            0           6,000                      $5.00       17,753       2.50%
14142 SE 238th Ln., Kent,
WA 98042

Susan K. Bowen-Hahto, Director          6,800        2,200           6,000                      $5.00       15,000       2.11%
22728 Entwhistle Rd., Buckley,
WA 98321

Hans Rudy Zurcher, Director            16,914            0           6,000                      $5.00       22,914       3.23%
391022  236th SE, Enumclaw,
WA 98022

Steven W. Moergeli, VP &                4,334                        7,000                $5.00/$6.25       11,334       1.59%
Senior Loan Officer
39703 253rd SE, Enumclaw,
WA 98022

Sheila M. Brumley, SVP & Cashier          468          800           7,000                $5.00/$6.25        8,268       1.16%
5706 114th Ave. Ct. E., Puyallup,
WA 98372                                                            66,000                                 186,172

Shares Outstanding as of 12-31-96                  704,398

ITEM 11.    INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN
            TRANSACTIONS

     The Bank had, and expects to have in the future, banking transactions in the ordinary course of its business with certain of the directors and officers of the Company and the Bank, and members of their immediate families and firms and corporations with which they are associated including borrowing and investing in certificates of deposit. All such loans and investments have been made on substantially the same terms, including interest rates paid or charged and collateral required, as those prevailing at the same time for comparable transactions with unaffiliated persons, and not involve more than the normal risk of collectability or present other unfavorable features.

     At December 31, 1996, and December 31, 1995, certain officers and directors, or companies in which they have 10% or more beneficial interest, were indebted to the Bank in the aggregate amount of $1,548,507 and $1,456,719, respectively. During 1996, $895,693 of new loans and advances were made and repayments totaled $803,905. During 1995, $1,218,611 of new loans and advances were made, and repayments totaled $1,172,337.

                 NAME                       AGGREGATE
                                           LOAN TOTAL
-------------------------------------------------------
Susan K. Bowen-Hahto, Director            $  356,981.70
Brian W. Gallagher, Director              $  177,619.39
Terry L. Garrison, Director               $  192,297.48
Michael K. Jones, Director                $  164,477.08
Barry C. Kombol, Director                 $   64,277.97
John W. Raeder, Director                  $   15,487.24
Garrett S. VanBeek, Director              $  226,616.54
Hans Rudy Zurcher, Director               $  307,640.18
Steve W. Moergeli, Executive Officer      $   43,109.52
                                          -------------
Total                                     $1,548,507.10
-------------------------------------------------------


     Roy T. Brooks, Chairman of the Board and Chief Executive Officer of the Company and Chairman of the Board of the Bank, served as a consultant to the Company and the Bank in 1996 for which he received monthly compensation of $3,500. Following the resignation of President Kenneth Borg, Mr. Brooks was appointed Interim President and Chief Executive Officer of the Bank, at which time he temporarily became an employee at an annual salary of $44,100. Mr. Brooks has since been appointed as President of the Company and Mr. Moergeli has been appointed President and Chief Executive Officer of the Bank.

                                    PART II
                                    -------

ITEM 1.   MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
          EQUITY

Market Information

No broker makes a market in the Company's common stock, and trading has not been extensive. Trades that have occurred cannot be characterized as amounting to an active market. The stock is traded by individuals on a personal basis and is not listed on any exchange or traded on the over-the-counter market. Due to the limited information available, the following price information may not accurately reflect the actual market value of the Company's shares. The following data includes trades between individual investors and new issues of stock. It does not include the exercise of stock options or shares issued under the Employee Stock Purchase Plan.

Period      # of Shares        Price
              Traded           Range

1995          1,960            $10.00

1996         12,210            $10.00 to $11.50

On March 31, 1995, the Company distributed an offering circular for 100,000 shares of common stock at $10.00 per share. The offering was amended on May 2, 1995, to increase the number of shares offered to 140,000 shares. 140,000 shares were sold for a total offering of $1,400,000.00.

At December 31, 1996, stock options for 97,332 shares of Mountain Bank Holding Company common stock were outstanding. See Note 13 of the audited financial statements for additional information.

Number of Equity Holders

As of February 28, 1997, there were 580 holders of record of the Company's common stock.


Cash Dividends

     The Company has never paid a cash dividend, and does not anticipate paying a cash dividend in the foreseeable future. The Company expects to retain all earnings to provide capital for operation and expansion of its subsidiary. Dividends, when and if paid, will be subject to determination and declaration by the Board of Directors, which will take into account the financial condition of the Bank and the Company, results of operations, tax considerations, industry standards, economic conditions and other factors. The ability of the Company to pay dividends in the future will depend primarily upon the earnings of the Bank and its ability to pay dividends to the Company.

Payment of Dividends

     The principal source of the Company's cash revenues is dividends received from the Bank. The ability of the Bank to pay dividends is governed by various statutes. These statutes provide that the Board of Directors of the Bank may quarterly, semi-annually or annually declare a dividend of so much of the net profits of the Bank as they judge expedient, except that until the surplus funds of the Bank shall equal common capital, no dividend may be declared unless there has been carried to surplus not less than one-tenth of the net profits of the Bank of the preceding half year in the case of quarterly or semi-annual dividends, or not less than one-tenth of its net profits from the two preceding consecutive half-year periods in the case of annual dividends. In addition, the approval of the Office of the Comptroller of the Currency is required if the total of all dividends, including a proposed dividend, declared by a bank in any calendar year, exceeds the total of such bank's net profits of that year combined with its retained net profits of the preceding two years.

     Pursuant to authority contained in 12 USC 1818 (b), the Office of the Comptroller of the Currency may prohibit, by several types of enforcement action including the issuance of a cease and desist order, those certain actions by the Bank, including payment of dividends, which are deemed unsafe and unsound business practices.

     The payment of dividends by the Bank may also be affected by other factors, such as the maintenance of adequate capital for the Bank.

ITEM 2.   LEGAL PROCEEDINGS

     The Company is not a party to any legal actions. From time to time in the ordinary course of business, the Company or the Bank may be involved in litigation. Management believes that there are no proceedings threatened or pending against the Company or the Bank other than routine litigation, which, if determined adversely, would have a material effect on the business or the financial position of the Company or the Bank.

ITEM 3.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There has not been a change in either the Company or the Bank's independent accountants during the two most recent fiscal years.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 1996, no matters were submitted to the security holders through the solicitation of proxies or otherwise.

ITEM 5.   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Mountain Bank Holding Company has adopted procedures to assist its directors and executive officers with Section 16(a) of the Securities Exchange Act, which includes assisting the officer or director in preparing forms for filing with the Securities Exchange Commission. Based on the review of such forms, the Company believes that all of its executive officers and directors complied with all filing requirements applicable to them in 1996.

ITEM 6.   REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the last quarter of the period ending December 31, 1996.

ITEM 7.   RECENT SALES OF UNREGISTERED SECURITIES

     On June 25, 1995, the company sold 140,000 shares of its common stock at a total offering price of $1,400,000 ($10 per share). Exemption from Federal registration was claimed pursuant to the intrastate offering exemption, Sec. 3(a)(11) of the Securities Act of 1933. Exemption from State registration was claimed pursuant to the State existing shareholder exemption, RCW 21.20.320(11). In March 1996 it was discovered that 42,958 shares in this offering had been sold to purchasers who were not existing shareholders. As a result, the Company had a potential contingent liability for the sale of unregistered securities totaling $429,580, plus interest at 8% from the date of the sale. The Company offered each purchaser who was not an existing shareholder the right of rescission to refund the amount paid for the stock plus interest from the date of payment. The proceeds from the sale of this stock plus accrued, unpaid interest, were recorded on the balance sheet at December 31, 1995, as redeemable stock.

     As of September 17, 1996, the rescission offer expired with no shareholders accepting the offer, therefore, the redeemable stock was transferred to outstanding common stock.

Index to Consolidated Financial Statements
--------------------------------------------------------------------------------

Independent Auditors' Report ....................           F-2


Consolidated Financial Statements


Consolidated Balance Sheets.......................          F-3

Consolidated Statements of Income.................          F-4

Consolidated Statements of Shareholders' Equity...          F-5

Consolidated Statements of Cash Flows.............    F-6 - F-7

Notes to Consolidated Financial Statements........   F-8 - F-24

                          Independent Auditors' Report



Board of Directors
Mountain Bank Holding Company and Subsidiaries
Enumclaw, Washington


We have audited the accompanying consolidated balance sheets of Mountain Bank Holding Company and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mountain Bank Holding Company and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/Knight, Vale & Gregory, Inc., P.S.
Tacoma, Washington
February 7, 1997, except for Note 21 as to which the date is February 13, 1997

Consolidated Balance Sheets
--------------------------------------------------------------------------------

Mountain Bank Holding Company and Subsidiaries
December 31, 1996 and 1995

                                                                                           1996           1995
Assets
  Cash and due from banks (Note 3)                                                        $ 3,651,280     $ 4,346,269
  Federal funds sold and interest bearing deposits in banks                                 7,550,000       2,825,000
  Securities available for sale (Note 4)                                                   13,076,512       7,749,931
  Loans held for sale                                                                             - -         415,500

  Loans (Notes 5 and 11)                                                                   37,543,137      30,833,513
  Less allowance for credit losses (Note 5)                                                  (390,683)       (334,282)
  Loans, net                                                                               37,152,454      30,499,231

  Federal Home Loan and Federal Reserve Bank stock, at cost                                   378,200         359,800
  Premises and equipment (Note 6)                                                           2,205,910       2,384,725
  Accrued interest receivable                                                                 373,382         287,570
  Other assets                                                                                173,536         146,932

  Total assets                                                                            $64,561,274     $49,014,958


Liabilities
  Deposits:
   Demand                                                                                 $ 8,564,964     $ 6,250,508
   Savings, NOW and money market                                                           29,621,810      20,135,648
   Time deposits (Note 7)                                                                  20,617,073      17,295,248
  Total deposits                                                                           58,803,847      43,681,404

  Accrued interest payable                                                                    225,844         145,154
  Note payable (Note 8)                                                                        46,214          47,447
  Deferred taxes (Note 9)                                                                       9,042          44,517
  Other liabilities                                                                           197,449          83,454

  Total liabilities                                                                        59,282,396      44,001,976

Commitments and Contingencies (Note 11)                                                           - -             - -

Redeemable Stock
  42,958 shares outstanding, 8% interest (Note 18)                                                - -         446,904

Shareholders' Equity
  Common stock (par value $1); authorized 1,000,000 shares;
   issued and outstanding:  1996 - 704,398 shares;
   1995 - 660,710 shares (Notes 13 and 18)                                                    704,398         660,710
  Paid-in capital                                                                           3,969,348       3,576,156
  Retained earnings (Note 17)                                                                 629,877         320,586
  Net unrealized appreciation (depreciation) on securities available for sale,
   net of tax of $12,747 in 1996 and $4,443 in 1995                                           (24,745)          8,626
  Total shareholders' equity                                                                5,278,878       4,566,078

  Total liabilities and shareholders' equity                                              $64,561,274     $49,014,958

See notes to consolidated financial statements.

Consolidated Statements of Income
------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiaries
Years Ended December 31, 1996 and 1995
                                                                                           1996          1995


Interest Income
  Loans                                                                                    $3,461,638    $2,916,948
  Securities available for sale                                                               638,582       335,697
  Federal Home Loan Bank and Federal Reserve Bank                                              22,250        19,298
  Federal funds sold and deposits in banks                                                    123,431       115,738
  Total interest income                                                                     4,245,901     3,387,681

Interest Expense
  Deposits                                                                                  1,724,949     1,392,087
  Short-term borrowings                                                                           540        15,352
  Note payable                                                                                  3,763         3,846
  Other                                                                                           - -        12,272
  Total interest expense                                                                    1,729,252     1,423,557

  Net interest income                                                                       2,516,649     1,964,124

Provision for Credit Losses (Note 5)                                                           67,228        32,000

  Net interest income after provision for credit losses                                     2,449,421     1,932,124

Non-Interest Income
  Service charges on deposit accounts                                                         360,122       296,902
  Origination fees on mortgage loans sold                                                     148,067       144,658
  Gain on loans sold                                                                           86,057       142,242
  Loss on sale of securities available for sale                                               (11,133)         (762)
  Other                                                                                       108,549       103,319
  Total non-interest income                                                                   691,662       686,359

Non-Interest Expenses
  Salaries                                                                                  1,121,226     1,033,798
  Employee benefits                                                                           203,115       188,112
  Occupancy                                                                                   141,844       133,098
  Equipment                                                                                   296,050       276,262
  Other (Note 10)                                                                             948,699       854,851
  Total non-interest expenses                                                               2,710,934     2,486,121

  Income before income taxes                                                                  430,149       132,362

Income Taxes (Note 9)                                                                         138,182        40,892

  Net income                                                                               $  291,967    $   91,470


Earnings Per Common Shares
  Primary                                                                                        $.43          $.13
  Fully diluted                                                                                   .40           .12

Average Number of Common Shares Outstanding
  Primary                                                                                     671,715       588,710
  Fully diluted                                                                               723,590       638,126

See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
-------------------------------------------------------------------------------

Mountain Bank Holding Company and Subsidiaries
Years Ended December 31, 1996 and 1995


                                                                                  Net Unrealized
                                                                                   Appreciation
                                                                                  (Depreciation)
                                             Common     Paid-in     Retained       on Securities
                                             Stock      Capital     Earnings    Available for Sale       Total

Balance at December 31, 1994                $556,668   $2,674,353   $246,440        ($39,769)         $3,437,692

Sale of common stock
  (102,042 shares)                           102,042      893,803        - -             - -              995,845

Options exercised
  (2,000 shares)                               2,000        8,000        - -             - -              10,000

Net income                                       - -          - -     91,470             - -              91,470

Interest on redeemable stock (Note 18)           - -          - -    (17,324)            - -             (17,324)

Net unrealized appreciation on
  securities available for sale,
  net of tax                                     - -          - -        - -          48,395              48,395

  Balance at December 31, 1995               660,710    3,576,156    320,586           8,626           4,566,078

Sale of common stock
  (730 shares)                                   730        6,570        - -             - -               7,300

Transfer of redeemable stock (Note 18)        42,958      386,622     17,324             - -             446,904

Net income                                       - -          - -    291,967             - -             291,967

Net unrealized depreciation on
  securities available for sale,
  net of tax                                     - -          - -        - -         (33,371)            (33,371)

  Balance at December 31, 1996              $704,398   $3,969,348   $629,877        ($24,745)         $5,278,878



See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

Mountain Bank Holding Company and Subsidiaries
Years Ended December 31, 1996 and 1995

                                                                                           1996            1995

Cash Flows from Operating Activities
  Net income                                                                             $   291,967      $   91,470
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for credit losses                                                              67,228          32,000
     Depreciation and amortization                                                           282,371         267,987
     Amortization, net of accretion                                                            3,824          37,862
     Deferred Federal income taxes                                                           (18,285)         19,049
     Loss on securities available for sale                                                    11,133             762
     Gain on loans sold                                                                      (86,055)       (142,242)
     Originations of loans held for sale                                                 (10,796,159)    (12,135,020)
     Proceeds from sales of loans                                                         11,211,659      12,032,765
     Increase in accrued interest receivable                                                 (85,812)        (22,743)
     Increase in accrued interest payable                                                     80,690          73,957
     Other - net                                                                              56,066         (22,024)
  Net cash provided by operating activities                                                1,018,627         233,823

Cash Flows from Investing Activities
  Net increase in Federal funds sold and
   interest bearing deposits in banks                                                     (4,725,000)     (2,825,000)
  Purchase of securities available for sale                                              (11,894,231)     (4,759,748)
  Proceeds from sales of securities available for sale                                     6,448,884       1,133,813
  Proceeds from maturities of securities available for sale                                   71,648       1,800,000
  Increase in loans made to customers, net of principal collections                       (6,634,393)     (5,130,221)
  Additions to premises and equipment                                                       (109,034)       (581,844)
  Net cash used in investing activities                                                  (16,842,126)    (10,363,000)

Cash Flows from Financing Activities
  Net increase in demand, savings, NOW and money market deposits                          11,800,618       6,395,365
  Net increase in time deposits                                                            3,321,825       5,876,871
  Net proceeds from issuance of stock                                                          7,300         995,845
  Proceeds from issuance of redeemable stock                                                     - -         429,580
  Stock options exercised                                                                        - -          10,000
  Decrease in short-term borrowings                                                              - -        (575,000)
  Repayment of long-term debt                                                                 (1,233)         (1,140)
  Net cash provided by financing activities                                               15,128,510      13,131,521

  Net change in cash and due from banks                                                     (694,989)      3,002,344

Cash and Due from Banks
  Beginning of year                                                                        4,346,269       1,343,925

  End of Year                                                                            $ 3,651,280     $ 4,346,269

(continued)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------
(concluded)


Mountain Bank Holding Company and Subsidiaries
Years Ended December 31, 1996 and 1995

                                                                                           1996           1995
Supplemental Disclosures of Cash Flow Information
  Interest paid                                                                           $1,648,562    $1,349,600
  Income taxes paid                                                                           71,000           - -

Supplemental Schedule of Non-Cash Investing and Financing Activities
  Change in unrealized appreciation (depreciation) on securities
   available for sale, net of tax                                                         ($  33,371)   $   48,395
  Transfer of redeemable stock to common stock                                               446,904           - -



See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Mountain Bank Holding Company and Subsidiaries
December 31, 1996 and 1995


Note 1 - Summary of Significant Accounting Policies

Basis of Consolidation and Operations

The consolidated financial statements include the accounts of Mountain Bank Holding Company (the Company) and its wholly owned subsidiaries, Mt. Rainier National Bank (the Bank), and Mountain Real Estate Holdings, Inc.

All significant intercompany transactions and balances have been eliminated. The Company is a holding company which operates primarily through its major subsidiary, the Bank.

The Bank operates two branches and has a customer base centered in and around Southeastern King County and Northeastern Pierce County, Washington. The Bank's primary source of revenue is providing loans to customers, who are predominantly small and middle-market businesses and middle-income individuals.

Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for credit losses and the valuation of foreclosed real estate, management obtains independent appraisals for significant properties.

Certain prior year amounts have been reclassified to conform to the 1996 presentation.

Securities Available for Sale

Securities available for sale consist of debt securities not classified as trading or as securities held to maturity. Securities available for sale are reported at fair value. Unrealized appreciation and depreciation, net of the related deferred tax effect, are reported as a net amount in a separate component of shareholders' equity. Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings. Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity.

Declines in the fair value of individual securities available for sale below their cost that are other than temporary result in writedowns of the individual securities to their fair value. Such writedowns are included in earnings as realized losses.

Loans Held for Sale

Mortgage loans originated for sale in the secondary market are carried at the lower of cost or estimated market value. Net unrealized losses are recognized through a valuation allowance established by charges to income.

(continued)

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Mountain Bank Holding Company and Subsidiaries
December 31, 1996 and 1995


Note 1 - Summary of Significant Accounting Policies (continued)

Loans

Loans are stated at the amount of unpaid principal, reduced by deferred loan fees and an allowance for credit losses. Interest on loans is accrued daily based on the principal amount outstanding.

The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest. When interest accrual is discontinued, all unpaid accrued interest is reversed against current income. If management determines that the ultimate collectibility of principal is in doubt, cash receipts on nonaccrual loans are applied to reduce the principal income.

Allowance for Credit Losses

The allowance for credit losses is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The allowance is based on management's periodic evaluation of potential losses in the loan portfolio after consideration of historical loss experience, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral, economic conditions, the results of examination of individual loans, the evaluation of the overall portfolio by senior credit personnel and federal and state regulatory agencies, and other risks inherent in the portfolio.

When management determines that it is possible that a borrower will be unable to repay all amounts due according to the terms of the loan agreement, including scheduled interest payments, the loan is considered impaired. The amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or when the primary source of repayment is provided by real estate collateral, at the fair value of the collateral less estimated selling costs. The amount of impairment and any subsequent charges are recorded through the provision for credit losses as an adjustment to the allowance for credit losses.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation, which is computed on the straight-line method over the estimated useful lives of the assets.

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Bank and Mountain Real Estate Holdings, Inc. provide for income taxes on a separate return basis and remit to the Company amounts currently payable.


(continued)

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Mountain Bank Holding Company and Subsidiaries
December 31, 1996 and 1995


Note 1 - Summary of Significant Accounting Policies (concluded)

Cash and Cash Equivalents

For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and due from banks." The Bank maintains its cash in depository institution accounts which, at times, may exceed federally insured limits. The Bank has not experienced any losses in such accounts.

Earnings Per Common Share

Earnings per common share, assuming no dilution, are computed by dividing net income by the weighted average number of common shares outstanding during each year. Fully diluted earnings per common share are computed assuming the exercise of stock options.

Recent Accounting Pronouncements

In June 1996, the Financial Accounting Standards Board issued Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 125), which establishes accounting and reporting standards based on consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when satisfied. The Statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Statement is effective for the year beginning after December 15, 1996 and may not be applied retroactively. The Company has not assessed the impact of SFAS No. 125 on its future operations.

In December 1996, the Financial Accounting Standards Board issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB No. 125, which defers certain requirements of SFAS No. 125 to calendar year 1998.


Note 2 - Accounting Changes

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). As permitted under SFAS No. 123, the Company will continue to measure compensation expense for its stock-based employee compensation plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25), and will provide pro forma disclosures of net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense. Adopting this Statement will result only in additional disclosures for the Company, and as such, its adoption will have no effect on financial position or results of operations. Required pro forma disclosures are included in Note 13.

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Mountain Bank Holding Company and Subsidiaries
December 31, 1996 and 1995


Note 3 - Restricted Assets

Federal Reserve Board regulations require maintenance of minimum reserve balances in the form of cash and balances with the Federal Reserve Bank. The amounts of such balances for the years ended December 31, 1996 and 1995 were approximately $300,000 and $447,000, respectively.


Note 4 - Debt Securities

Debt securities have been classified according to management's intent. In 1995, management transferred several securities that had previously been classified as "held to maturity" to "available for sale". In accordance with generally accepted accounting principles, this transfer requires management to place all securities in the "available for sale" classification. Amortized cost of securities transferred to "available for sale" was $3,267,640. The related unrealized gain associated with this transfer was $26,535, which is included in the "unrealized appreciation (depreciation) on securities available for sale, net of tax" component of shareholders' equity. The carrying amounts of securities and their approximate fair values at December 31 are as follows:

                                                                                   Gross        Gross
                                                                      Amortized    Unrealized   Unrealized    Fair
                                                                      Cost         Gains        Losses        Value

Securities Available for Sale

December 31, 1996
  U.S. Treasury securities                                           $ 3,149,463   $   363      $ 4,677       $ 3,145,149
  U.S. Government and agency securities                                8,832,199    10,063       39,242         8,803,020
  Corporate bonds                                                        803,170       433        4,432           799,171
  Municipal bonds                                                        329,172       - -          - -           329,172

                                                                     $13,114,004   $10,859      $48,351       $13,076,512

December 31, 1995
  U.S. Treasury securities                                           $ 3,632,811   $16,397      $ 5,568       $ 3,643,640
  U.S. Government and agency securities                                2,258,939     5,522          236         2,264,225
  Corporate bonds                                                      1,493,079     2,556        6,050         1,489,585
  Municipal bonds                                                        352,033       448          - -           352,481

                                                                     $ 7,736,862   $24,923      $11,854       $ 7,749,931

(continued)

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Mountain Bank Holding Company and Subsidiaries
December 31, 1996 and 1995

Note 4 - Debt Securities (concluded)

Gross realized gains and losses on sales of securities available for sale for the years ended December 31 were:

                                                                                           1996          1995
Gross Realized Gains
  U.S. Treasury securities                                                                $   314         $     - -
  U.S. Government and agency securities                                                       348               4,401

                                                                                          $   662         $     4,401
Gross Realized Losses
  U.S. Treasury securities                                                                $   6,179       $     - -
  U.S. Government and agency securities                                                       4,232               - -
  Corporate bonds                                                                             1,384             5,163

                                                                                          $  11,795       $     5,163

The scheduled maturities of securities available for sale at
  December 31, 1996 are as follows:
                                                                                          Amortized         Fair
                                                                                          Cost              Value
Due in one year or less                                                                   $ 2,889,205     $ 2,883,438
Due in one to five years                                                                    8,743,355       8,716,628
Due in five years or more                                                                   1,481,444       1,476,446

                                                                                          $13,114,004     $13,076,512

Securities with a carrying value of $499,395 and $500,938 at December 31, 1996 and 1995, respectively, were assigned or pledged to secure public deposits, certain short-term borrowings, and for other purposes as required by law.

Note 5 - Loans

Loans at December 31 consist of the following:
                                                                                           1996            1995
Commercial and agricultural                                                               $11,684,514   $13,621,689
Real estate:
  Construction and land development                                                         3,536,833     1,846,852
  Mortgage                                                                                 17,198,331    11,196,441
Consumer                                                                                    5,123,459     4,168,531

                                                                                          $37,543,137   $30,833,513

(continued)

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiaries
December 31, 1996 and 1995


Note 5 - Loans (concluded)

Changes in the allowance for credit losses for the years ended December 31, 1996 and 1995 are as follows:

                                    1996        1995

Balance at beginning of year      $334,282    $317,921
Provision for credit losses         67,228      32,000
Charge-offs                        (10,827)    (15,639)

  Balance at end of year          $390,683    $334,282


The recorded investment in impaired loans was $136,965 at December 31, 1996, and was not material at December 31, 1995. At December 31, 1996, there were no commitments to lend additional funds to borrowers whose loans have been modified. There were no loans 90 days and over past due still accruing interest at December 31, 1996 or 1995.

Maturity and repricing information for the Bank's loan portfolio at December 31, 1996 are as follows:

                      Fixed Rate    Floating Rate
                      Maturing in   Repricing in       Total

0 - 90 days           $ 4,811,669      $9,285,977   $14,097,646
91 - 365 days           4,394,069             - -     4,394,069
1 year - 5 years       18,729,318             - -    18,729,318
5 years or more           185,139             - -       185,139

                      $28,120,195      $9,285,977    37,406,172

Impaired loans                                          136,965

                                                    $37,543,137

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Mountain Bank Holding Company and Subsidiaries
December 31, 1996 and 1995


Note 6 - Premises and Equipment

The components of premises and equipment at December 31 are as follows:

                                          1996         1995

Land                                   $  470,966   $  470,966
Buildings                               1,452,163    1,451,378
Equipment, furniture and fixtures       1,172,049    1,086,829
  Total cost                            3,095,178    3,009,173
Less accumulated depreciation             889,268      624,448

                                       $2,205,910   $2,384,725

Note 7 - Deposits

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000, is approximately $6,796,616 and $5,891,777 at December 31, 1996 and 1995, respectively.

At December 31, 1996, the scheduled maturities of certificates of deposit are as follows:

  1997                     $17,424,261
  1998                       2,312,612
  1999                         201,266
  2000                         657,064
  2001 and thereafter           21,870

                           $20,617,073

Note 8 - Note Payable

The note payable is secured by land, and is payable at $415 monthly, including interest of 8%. Future principal maturities are as follows: 1997 - $1,338; 1998 - $1,448; 1999 - $1,568; 2000 - 1,697; 2001 - $1,840; and thereafter -
$38,323.

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Mountain Bank Holding Company and Subsidiaries
December 31, 1996 and 1995


Note 9 - Income Taxes

The components of the provision for income taxes are as follows at December 31:

                            1996       1995

  Current                 $156,467    $21,843
  Deferred (benefit)       (18,285)    19,049

  Income taxes            $138,182    $40,892

The effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 follows:

                                                                    1996       1995

Deferred Tax Assets
  Provision for loan losses                                       $100,147   $ 76,352
  Unrealized loss on securities available for sale                  12,747        - -
  Market value adjustment                                              - -      2,260
  Deferred compensation                                              5,157      3,754
  Total deferred tax assets                                        118,051     82,366

Deferred Tax Liabilities
  Depreciation                                                      22,221     18,652
  Cash basis tax accounting                                         38,380     47,633
  Deferred loan fee income                                          53,608     52,002
  Unrealized gain on securities available for sale                     - -      4,443
  Market value adjustment                                            2,077      4,153
  Federal Home Loan and Federal Reserve Bank stock dividends        10,807        - -
  Total deferred tax liabilities                                   127,093    126,883

  Net deferred tax liabilities                                    $  9,042   $ 44,517

(continued)

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Mountain Bank Holding Company and Subsidiaries
December 31, 1996 and 1995


Note 9 - Income Taxes (concluded)

The following is a reconciliation between the statutory and effective federal income tax rates for the years ended December 31:

                                           1996                      1995
                                                     Percent of               Percent of
                                                       Pre-tax                  Pre-tax
                                          Amount       Income       Amount      Income

Income tax at statutory rate             $146,251          34.0%   $45,003          34.0%
Increase (decrease) resulting from:
  Tax exempt income                        (7,340)         (1.7)       - -           - -
  Surtax                                      - -           - -     (7,132)         (5.4)
  Other                                      (729)          (.2)     3,021           2.3

  Total income tax expense               $138,182          32.1%   $40,892          30.9%

Note 10 - Related Party Transactions

At December 31, 1996 and 1995, certain officers and directors, or companies in which they have 10% or more beneficial interest, were indebted to the Bank in the aggregate amount of $1,548,507 and $1,456,719, respectively.

During 1996, $895,693 of new loans and advances were made, and repayments totaled $803,905. During 1995, $1,218,611 of new loans and advances were made, and repayments totaled $1,172,337.


Note 11 - Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments.

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Bank's commitments is as follows:

(continued)

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Mountain Bank Holding Company and Subsidiaries
December 31, 1996 and 1995


Note 11 - Commitments and Contingencies (concluded)

Financial Instruments with Off-Balance-Sheet Risk (concluded)

                                   1996         1995

Commercial and agriculture      $2,272,535   $  795,668
Real estate                      1,661,317    2,331,147
Credit cards                     1,308,500    1,082,672

                                $5,242,352   $4,209,487

Outstanding commitments under letters of credit totaled $151,000 and $265,000 at December 31, 1996 and 1995, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank's experience has been that approximately 70% of loan commitments are drawn upon by customers. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above, and is required in instances where the Bank deems necessary.

The Bank has agreements with commercial banks and the Federal Home Loan Bank for lines of credit totaling approximately $12,000,000, none of which was used at December 31, 1996.


Note 12 - Concentration of Credit Risk

The Bank has credit risk exposure, including off-balance-sheet credit risk exposure, as disclosed in Notes 5 and 11.

The ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The bank generally requires collateral on all real estate loans and typically maintains loan-to-value ratios of no greater than 75%.


(continued)

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Mountain Bank Holding Company and Subsidiaries
December 31, 1996 and 1995


Note 12 - Concentration of Credit Risk (concluded)

Investments in state and municipal securities involve governmental entities within the Bank's market area. Letters of credit were granted primarily to commercial borrowers. The Bank, as a matter of practice, generally does not extend credit to any single borrower or group of related borrowers in excess of $500,000.

The contractual amounts of credit related financial instruments such as commitments to extend credit, credit card arrangements, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.


Note 13 - Stock Option Plans

Directors Plan

The 1990 Director Stock Option Plan grants an option to purchase 6,000 shares of common stock upon initial election to the Board of Directors at an exercise price equal to the fair market value of the common stock at the date of grant. Options are exercisable on a cumulative basis in annual installments of 33% each on the third, fourth and fifth anniversary of the date of grant. A total of 58,000 shares of the Company's common stock were reserved for option under this plan, of which 54,000 options at $5 per share were granted on June 13, 1990, to expire on June 13, 2005.

Employee Plan

In 1990, the Bank adopted a plan providing for granting certain key employees options to purchase common stock. Under the terms of the plan, options are incentive stock options (as defined in the Internal Revenue Code). The option price will be fair market value at the date of grant or a price determined by the Board of Directors, but not less than fair value. Pursuant to this plan, 60,000 shares are reserved for option as of December 31, 1996, of which 51,332 have been granted.

The Company has adopted the disclosure-only provisions of SFAS No. 123, but applies APB Opinion No. 25 in accounting for its plans (see Note 2). If the Company had elected to recognize compensation cost for the stock options based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:

                                         1996      1995

Net income:
  As reported                          $291,967   $91,470
  Pro forma                             285,125    89,332

Primary earnings per share:
  As reported                          $    .43   $   .13
  Pro forma                                 .42       .12

Fully diluted earnings per share:
  As reported                          $    .40   $   .12
  Pro forma                                 .39       .11

(continued)

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Mountain Bank Holding Company and Subsidiaries
December 31, 1996 and 1995


Note 13 - Stock Option Plans (concluded)

The fair value of each option grant is estimated on the date of grant, based on the Black-Scholes option-pricing model and using the following weighted-average assumptions: dividend yield of 0.0% for all years; risk-free interest rates of 6.00%; and expected holding periods ranging from 6.5 to 9.5 years.

Presented below is a summary of the status of the stock options held by the Bank's employees, and the related transactions for the years presented:

                                       1996                  1995
                                                Weighted              Weighted
                                                Average               Average
                                                Exercise              Exercise
                                      Shares     Price      Shares     Price

Outstanding at beginning of year       99,332     $ 5.13   100,332      $ 5.07
Granted                                 4,000      11.00     2,000       10.00
Expired                                   - -        - -    (3,000)       6.25

  Outstanding at end of year          103,332       5.36    99,332        5.13

Options exercisable at year end        97,332               96,664

The weighted average fair value of stock options, calculated using the Black-Scholes option-pricing model, granted during 1996 and 1995 was $4.54 and $4.12, respectively.

The following summarizes information about stock options outstanding at December 31, 1996:

Options Outstanding

                                       Weighted
                                       Average
                                       Remaining
     Exercise            Number        Contractual   Number
     Prices              Outstanding   Life          Exercisable

     $  5.00             95,332        3.7 years     95,332
        6.25              2,000        5.5 years      2,000
       10.00              2,000        8.7 years        - -
       11.00              4,000        9.5 years        - -

                        103,332                      97,332


Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Mountain Bank Holding Company and Subsidiaries
December 31, 1996 and 1995


Note 14 - Profit Sharing Plan

The Bank's defined contribution profit sharing plan covers substantially all employees who have completed one year or more of service. Employees are eligible to defer up to 15% of their gross salary, with employer contributions to the Plan made at the discretion of the Board of Directors. The Bank's contribution for the years ended December 31, 1996 and 1995 totaled $23,904 and $19,611, respectively.


Note 15 - Deferred Compensation Agreement

In 1993 the Bank established a deferred compensation agreement with a director under which the director will defer his directors' fees. At retirement he will receive a benefit of $975 per month for 120 months. The accrued liability related to this agreement totaled $15,169 and $10,937 at December 31, 1996 and 1995, respectively. Expenses associated with this plan were $4,231 and $3,963 in 1996 and 1995, respectively. The Bank has also purchased a whole-life insurance policy which may be used to fund benefits under the deferred compensation agreement.


Note 16 - Employee Stock Purchase Plan

Effective July 1, 1995, the Company adopted an employee stock purchase plan whereby eligible employees can purchase common stock at the lesser of the stock's fair market value at the beginning or ending of the plan year.

The aggregate number of shares reserved under this plan is 19,270. No employee can purchase more than 200 shares or common stock valued at more than $25,000 in any plan year. In 1996, 730 shares were issued at a price of $10 per share. None were issued in 1995.


Note 17 - Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines of the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the table.

(continued)

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Mountain Bank Holding Company and Subsidiaries
December 31, 1996 and 1995


Note 17 - Regulatory Matters (concluded)

As of December 31, 1996, the most recent notification from the Bank's regulator categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                             To be Well Capitalized
                                                                                             Under Prompt
                                                                       Capital Adequacy      Corrective Action
                                                 Actual                Purposes              Provisions
                                                 Amount       Ratio    Amount       Ratio    Amount       Ratio

December 31, 1996
  Tier 1 capital (to average assets):
   Consolidated                                  $5,303,623    9.15%   $2,315,730    4.00%          N/A     N/A
   Bank                                           4,776,369    8.33     2,294,640    4.00    $2,668,300    5.00%
  Tier 1 capital (to risk-weighted assets):
   Consolidated                                   5,303,623   13.14     1,614,400    4.00           N/A     N/A
   Bank                                           4,776,369   12.00     1,592,320    4.00     2,388,480    6.00
  Tier 2 capital:
   Consolidated                                   5,694,306   14.11     3,228,800    8.00           N/A     N/A
   Bank                                           5,142,307   12.92     3,184,640    8.00     3,980,800   10.00

December 31, 1995
  Tier 1 capital (to average assets):
   Consolidated                                  $4,987,032   10.82%   $1,844,188    4.00%          N/A     N/A
   Bank                                           4,473,912    9.72     1,841,160    4.00    $2,301,450    5.00%
  Tier 1 capital (to risk-weighted assets):
   Consolidated                                   4,987,032   15.63     1,275,948    4.00           N/A     N/A
   Bank                                           4,473,912   14.06     1,272,800    4.00     1,909,200    6.00
  Tier 2 capital:
   Consolidated                                   5,321,314   16.68     2,551,897    8.00           N/A     N/A
   Bank                                           4,808,193   15.11     2,545,600    8.00     3,182,000   10.00

Management believes, as of December 31, 1996, that the Company and the Bank meet all capital requirements to which they are subject.

Restrictions on Retained Earnings

National banks can initiate dividend payments in a given year, without prior regulatory approval, equal to net profits, as defined, for that year plus retained net profits for the preceding two years. The Bank can distribute as dividends to the parent company approximately $625,000 as of December 31, 1996.

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Mountain Bank Holding Company and Subsidiaries
December 31, 1996 and 1995


Note 18 - Redeemable Stock

On June 25, 1995, the Company sold 140,000 shares of its common stock at a total offering price of $1,400,000 ($10 per share). Exemption from Federal registration was claimed pursuant to the intrastate offering exemption, Sec. 3(a)(11) of the Securities Act of 1933. Exemption from State registration was claimed pursuant to the State existing shareholder exemption, RCW 21.20.320(11). In March 1996 it was discovered that 42,958 shares in this offering had been sold to purchasers who were not existing shareholders. As a result, the Company had a potential contingent liability for the sale of unregistered securities totaling $429,580, plus interest at 8% from the date of sale. The Company offered each purchaser who was not an existing shareholder the right of rescission to refund the amount paid for the stock plus interest from the date of payment. The proceeds from the sale of this stock plus accrued, unpaid interest, were recorded on the balance sheet at December 31, 1995 as redeemable stock.

As of September 17, 1996, the rescission offer expired with no shareholders accepting the offer; therefore, the redeemable stock was transferred to outstanding common stock.


Note 19 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - December 31

                                                            1996         1995

Assets
  Cash                                                   $    7,068   $    9,476
  Investment in the Bank                                  4,714,128    4,486,183
  Investment in Mountain Real Estate Holdings, Inc.         502,579      502,575
  Due from subsidiaries                                     154,483       42,845
  Deferred tax                                               12,743          - -
  Organizational costs, net                                   3,947        6,906

  Total assets                                           $5,394,948   $5,047,985


Liabilities and Shareholders' Equity
  Federal income taxes payable                           $  116,070   $   30,560
  Deferred tax                                                  - -        4,443
  Shareholders' equity                                    5,278,878    5,012,982

  Total liabilities and shareholders' equity             $5,394,948   $5,047,985

(continued)

Notes to Financial Statements
-------------------------------------------------------------------------------

Mountain Bank Holding Company and Subsidiaries
December 31, 1996 and 1995


Note 19 - Condensed Financial Information - Parent Company Only (concluded)

Condensed Statements of Income - Years Ended December 31

                                                                     1996          1995

Operating Income/Bank
  Dividend from subsidiary                                        $  60,000    $       - -
  Investment income                                                     - -            247

Operating Expenses                                                  (70,512)       (34,917)

  Loss before income taxes and equity
  in undistributed income of subsidiaries                           (10,512)       (34,670)

Income Taxes (Benefit)                                              (24,771)       (15,675)

  Income (loss) before equity in
  undistributed income of subsidiaries                               14,259        (18,995)

Equity in Undistributed Income of Subsidiaries                      277,708        110,465

  Net income                                                      $ 291,967    $    91,470


Condensed Statements of Cash Flows - Years Ended December 31

Cash Flows from Operating Activities
  Net income                                                      $ 291,967    $    91,470
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Amortization of organization costs                               2,960          2,960
     Equity in undistributed income of subsidiaries                (277,708)      (110,465)
     Increase in receivable from subsidiaries                      (112,437)       (62,984)
     Increase in Federal income taxes                                85,510         47,308
     Other                                                              - -         60,258
  Net cash provided by (used in) operating activities                (9,708)        28,547

Cash Flows from Investing Activities
  Decrease in interest bearing deposit in the Bank                      - -         39,744

Cash Flows from Financing Activities
  Cost of stock offering                                                - -        (24,575)
  Proceeds from issuance of common stock                              7,300      1,450,000
  Stock options exercised                                               - -         10,000
  Investment in subsidiaries                                            - -     (1,505,000)
  Net cash provided by (used in) financing activities                 7,300        (69,575)

  Net decrease in cash                                               (2,408)        (1,284)

Cash, Beginning of Year                                               9,476         10,760

  Cash, end of year                                               $   7,068    $     9,476


Notes to Financial Statements
-------------------------------------------------------------------------------

Mountain Bank Holding Company and Subsidiaries
December 31, 1996 and 1995


Note 20 - Other Expenses

Other expenses include the following amounts which are in excess of 1% of the total of interest income and non-interest income for the years ended December 31:

                                    1996       1995

Marketing and advertising         $ 60,890   $ 63,484
Consulting                          61,263     45,162
Legal and accounting                96,568     45,980
Regulatory assessments              22,876     56,825
Data processing                    268,800    202,198
Office supplies and expenses        91,690     96,346
Business taxes                      61,535     55,504

Note 21 - Subsequent Event

On February 13, 1997, the Company entered into a settlement agreement with the Bank's former executive officer whereby the Company agreed to pay $186,278 for a three-year noncompete agreement and other benefits. In addition, the executive agreed to forfeit stock options totaling 20,000 fully vested shares at an option price of $5 per share.

                                   PART III

                                   EXHIBITS
                                   --------


The following exhibits are incorporated by reference to the Company's registration statement on Form 10-KSB filed on August 16, 1996.

Exhibit No.  Description
-----------  -----------
 2.1         Articles of Incorporation and Amendment, of the registrant
 2.2         By-laws of the registrant, currently in effect
 3.1         Form of Stock Certificate for Common Stock
 6.1         Lease Agreement for Buckley Branch office dated February 1, 1995.
 6.2         Mt. Rainier National Bank 1990 Employee Stock Option Plan
 6.3         Mt. Rainier National Bank 1990 Director Stock Option Plan
 6.4         Mt. Rainier National Bank 1995 Employee Stock Purchase Plan
27           Financial Data Schedule*

___________
*Filed herein

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN BANK HOLDING COMPANY

Date:   March 25, 1997


By: /s/ Roy T. Brooks
    ------------------------------------------
    Roy T. Brooks, Chairman of the Board & CEO


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Roy T. Brooks,                                   Date: March 25, 1997
    ------------------------------------------
    Roy T. Brooks, Chairman of the Board & CEO
           (Principal Executive Officer)


By: /s/ Sheila M. Brumley                                Date: March 25, 1997
    ------------------------------------------
    Sheila M. Brumley, Cashier & Secretary to the Board
          (Principal Accounting Officer)


By: /s/ Susan K. Bowen-Hahto            By: /s/ Brian W. Gallagher
    ------------------------------          ------------------------------
    Susan K. Bowen-Hahto, Director           Brian W. Gallagher, Director
Date: March 25, 1997                    Date: March 25, 1997



By: /s/ Terry L. Garrison               By: /s/ Michael K. Jones
    ------------------------------          ------------------------------
      Terry L. Garrison, Director             Michael K. Jones, Director
Date: March 25, 1997                    Date: March 25, 1997



By: /s/ Barry C. Kombol                 By: /s/ John W. Raeder
    ------------------------------          ------------------------------
      Barry C. Kombol, Director                John W. Raeder, Director
Date: March 25, 1997                    Date: March 25, 1997



By: /s/ Garrett S. Van Beek             By: /s/ Hans Rudy Zurcher
    ------------------------------          ------------------------------
    Garrett S. Van Beek, Director            Hans Rudy Zurcher, Director
Date: March 25, 1997                        Date: March 25, 1997