Form 10KSB40/A
period 1996-12-31
MOUNTAIN BANK HOLDING CO
filed 1997-04-16
CIK 898018

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 FORM 10-KSB/A

         *  Annual report under Section 13 or 15(d) of the Securities
                      Exchange Act of 1934 (Fee required)

                 For the fiscal year ended DECEMBER 31, 1996.

       *  Transition report under Section 13 or 15(d) of the Securities
                    Exchange Act of 1934 (No fee required)


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB [X]

State the issuer's revenues for its most recent fiscal year:   $4,937,563

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60
days:   at February 28, 1997 - $7,302,825
        ---------------------------------

Number of shares of common stock outstanding as of February 28, 1997: 704,398
                                                                      -------

Transitional Small Business Disclosure Format: Yes  X   No
                                                  -----   -----

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

Products and Services

     In conjunction with the growth of its asset base, the Bank has introduced new products and services to position itself to compete in its highly competitive market. The Bank's customers demand not only a wide range of financial products but also efficient and convenient service. In response to these demands, the Bank has developed a mix of products and services utilizing newly developed technology available to the banking industry; for example, the addition of automatic teller machines. Additionally, the bank offers a wide range of commercial and retail banking products and services to its customers. Deposit accounts include certificates of deposit, individual retirement accounts and other time deposits, checking and other demand deposit accounts, interest-
bearing checking accounts, savings accounts and money market accounts.   Loans
include residential real estate, commercial, financial and real estate construction and development, installment and consumer loans. Other products and services include: credit related insurance; ATMs, and safe deposit boxes.

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

The composition of the loan portfolio is summarized as follows:

                        LOAN PORTFOLIO - TYPES OF LOANS


                                    DECEMBER 31,  1996                      DECEMBER 31, 1995
                             ----------------------------------------------------------------------
                                                       PERCENT                            PERCENT
                                                       OF TOTAL                           OF TOTAL
                                     AMOUNTS            LOANS              AMOUNTS         LOANS
                             ----------------------------------------------------------------------
                                                      (in thousands)
Commercial and agricultural        $11,685                31.12%            $13,622         44.18%
Real Estate:
  Construction                       3,537                 9.42%              1,847          5.99%
  Mortgage                          17,198                45.81%             11,196         36.31%
Consumer                             5,123                13.65%              4,169         13.52%
                                   -------------------------------------------------------------
    Total loans                    $37,543               100.00%            $30,834        100.00%
                                   ================================================================


            LOAN PORTFOLIO - MATURITIES AND SENSITIVITIES ON LOANS


                                        ------------------------------------------------------------------------------------

                                                                          Over One                    Maturing
                                            One Year or Less          Through Five Years         After Five Years      TOTAL
                                       -------------------------------------------------------------------------------------
                                               Amount              Fixed       Variable       Fixed     Variable

Commercial and Agriculture                  $   7,361            $ 4,243          $0           $ 81        $0          $11,685

Real Estate                                 $   9,815            $10,866          $0           $ 54        $0          $20,735

Consumer                                    $   1,316            $ 3,757          $0           $ 50        $0          $ 5,123
                                            ----------------------------------------------------------------------------------
                                Total       $  18,492            $18,866          $0           $185        $0          $37,543

The following table summarizes nonperforming assets by category:

          RISK ELEMENTS - NONACCRUAL, PAST DUE AND RESTRUCTERED LOANS


                                  90 Days or More
                                     Past Due              Nonaccrual          Restructured        Lost Interest
                                  ----------------         ----------          ------------        -------------
Commercial and Agriculture             $0                     $121                  $0                  $4

Real Estate                            $0                     $  0                  $0                  $0

Consumer                               $0                     $ 16                  $0                  $1
                                       --                     ----                  --                  --
                                       $0                     $137                  $0                  $5

At December 31, 1996, the Bank had no other assets that would be considered nonaccrual, past due or restructured if such assets were loans.

SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION

                                          YEAR                YEAR
                                          ENDED              ENDED
                                       DECEMBER 31,        DECEMBER 31,
                                          1996                1995
                                       ----------------------------------
                                            (dollars in thousands)
Allowance for loan losses
  (beginning of period)                 $   334             $   318

Loans charged off:
  Commercial and agricultural                                   (16)
  Real estate construction
  Real estate mortgage
  Consumer                                  (10)
                                        ---------------------------
    Total                                   (10)                (16)
                                        ---------------------------

Recoveries of loans previously
  charged off:
  Commercial and agricultural
  Real estate construction
  Real estate mortgage
  Consumer
    Total
                                        ---------------------------
                                        ---------------------------

Net loans charged off                       (10)                (16)

Provision for possible loan                  67                  32
 losses

Allowance for possible loan
 losses
                                        ---------------------------
  (end of period)                       $   391             $   334
                                        ===========================

Loans outstanding:
    Average                             $34,102             $27,728
    End of period                        37,543              30,834
Ratio of allowance for loan
 loss
  to total loans outstanding
    Average                                1.15%               1.20%
    End of period                          1.04%               1.08%
Ratio of net charge-offs to
 average loans outstanding                -0.03%              -0.06%

Percent of categories to
 total end of period loans:
                                                                                    Allocation of Loan Loss
                                         12/31/96            12/31/95               By Loan Classification
                                        -----------------------------               ----------------------
    Commercial and                        31.12%              44.18%                        $122
     agricultural
    Real estate construction               9.42%               5.99%                        $ 37
    Real estate mortgage                  45.81%              36.31%                        $179
    Consumer                              13.65%              13.52%                        $ 53
                                        ---------------------------                         ----
       Total loans                       100.00%             100.00%                        $391
                                        ===========================                         ====

The carrying value of investment securities and the maturities and yield information on the investment portfolio is as follows:


INVESTMENT SECURITIES PORTFOLIO

                                       DEC. 31        DECEMBER 31,        DOLLAR         PERCENTAGE
                                        1996             1995             CHANGE           CHANGE
                                       ------------------------------------------------------------
                                                (in thousands)
US Treasury securities                  $ 3,145        $3,644              $ (499)        -13.69%
US Government and agency
    securities                            7,055         2,264               4,791         211.62%
Mortgage Backed Securities                1,748             -               1,748         100.00%
Corporate bonds                             799         1,490                (691)        -46.38%
Municipal bonds                             329           352                 (23)         -6.53%
                                        -----------------------------------------
    Total                               $13,076        $7,750              $5,326          68.72%
                                        ===========================================================

                                                               December 31,  1996
                                  ------------------------------------------------------------------------------------------------
                                                                    Over One                 Over Five
                                       One Year or Less         Through Five Years       Through Ten Years        Over Ten Years
                                  ------------------------------------------------------------------------------------------------

                                  Amount         Yield          Amount         Yield     Amount         Yield     Amount    Yield
US Treasury Securities             $2,501         6.30%          $  644         5.13%     $    0
US Govt. and Agency Securities                                   $6,561         6.12%     $  494         6.75%
Mortgage Backed Securities                                       $  965         6.75%     $  783         7.31%
Corporate Bonds                    $  252         9.25%          $  547         5.84%     $    0
Municipal Bonds  (1)               $  130         4.25%          $    0                   $  199         5.50%
                                   -----------------------------------------------------------------------------------------------
Total                              $2,883                        $8,717                   $1,476                   $0

Weighted Average Yield                            6.03%                          6.10%                   6.88%

(1)  Yields have not been calculated on a tax equivalent basis.

The following tables set forth the distribution of the Bank's deposit accounts at the dates indicated:


DEPOSIT LIABILITY COMPOSITION


                                       DECEMBER 31, 1996                  DECEMBER 31, 1995
                                       -----------------------------------------------------------
                                                      PERCENT                            PERCENT
                                                      OF TOTAL                           OF TOTAL       DOLLAR         PERCENTAGE
                                       AMOUNTS        DEPOSITS       AMOUNTS             DEPOSITS       CHANGE           CHANGE
                                       ------------------------------------------------------------------------------------------
                                                          (dollars in thousands)
Non-interest bearing demand             $ 8,565         14.57%        $ 6,251              14.31%        $ 2,314        37.02%
Interest-bearing demand  (1)             21,892         37.23%         13,060              29.90%          8,832        67.63%
Savings                                   7,730         13.15%          7,075              16.20%            655         9.26%
Certificates of deposit                  13,820         23.50%         11,403              26.11%          2,417        21.20%
Certificates of deposit over $100,000     6,797         11.56%          5,892              13.49%            905        15.36%
                                        ------------------------------------------------------------------------
    Total                               $58,804        100.00%        $43,681             100.00%        $15,123        34.62%
                                        ========================================================================

(1) At December 31, 1996, the Bank received approximately $5,000,000 from two depositors which is included in interest bearing demand. It is unknown how long these deposits will remain.

At December 31, 1996, the scheduled maturities of certificates of deposit was:

                                                                    Balances
                                                      ---------------------------------
                                                      Less Than                $100,000
                                                      $ 100,000                or More
                                                      ----------               --------
Maturity in:

  Three months or less:                                $ 3,714                  $3,366

  Over three months through twelve months              $ 7,696                  $2,648

  Over one year through five years                     $ 2,410                  $  783

  Over five years                                      $    0                   $    0
                                                       -------------------------------
             TOTAL                                     $13,820                  $6,797
                                                       ===============================

The following ratios applicable to the Company are among those commonly used in analyzing bank holding companies:

                                     Year Ended December 31,
                                  --------------------------

                                       1996           1995
                                  --------------------------
Return on Average Assets           0.56%            0.23%

Return on Average Equity           5.75%            2.16%

Dividend Payout Ratio                 0%               0%

Equity to Assets Ratio             9.67%           10.49%

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

The following table represents an interest rate sensitivity analysis at December 31, 1996:

                                 GAP ANALYSIS

                                            -------------------------------------------------------
                                                 Total Within        One Year To       Over
                                                   One Year          Five Years     Five Years
                                            -------------------------------------------------------
Rate Sensitive Assets:

Loans                                             $18,492             $18,866        $  185
Investments                                       $ 2,883             $ 8,717        $1,476
Federal Funds Sold                                $ 7,550
                                                  -----------------------------------------
          TOTAL                                   $28,925             $27,583        $1,661

Rate Sensitive Liabilities:

Savings, Now and Interest Checking                $29,622
Time Deposits                                     $17,425             $ 3,192
                                                  -----------------------------------------
          TOTAL                                   $47,047             $ 3,192        $    0

Interest Sensitive Gap                           ($18,122)            $24,391        $1,661
                                                 ==========================================

Currently, the Bank's interest sensitivity gap is negative within one year. Assuming that general market interest rate changes affected the repricing of assets and liabilities in equal magnitudes, this indicates that the effects of rising interest rates on the Company would be a decrease in the net interest margin, whereas falling interest rates would cause a corresponding increase in margin.

DISTRIBUTION OF AVERAGE ASSETS, LIABILITY AND SHAREHOLDERS' EQUITY AND INTEREST RATES

The following table sets forth the average balance sheets of Mountain Bank Holding Company for the past two years along with an analysis of net interest earnings for each major category of interest earning assets and interest bearing liabilities, the average rate paid in each category, and net yield on earning assets.

                                                                    YEAR ENDED DEC. 31,
                                       ------------------------------------------------------------------------------
                                                      1996                                  1995
                                                                  ANNUALIZED                             ANNUALIZED
                                         AVERAGE    INT EARNED/      YIELD/      AVERAGE   INT EARNED/     YIELD/
                                         BALANCE     EXPENSE         RATE        BALANCE     EXPENSE      RATE (1)
                                       ------------------------------------------------------------------------------
                                                                    (in thousands)
Assets

Interest earning assets:
Loans                                   $ 34,102    $  3,462       10.15%       $ 27,728   $  2,917        10.52%
Investments                               10,893         661        6.07%          6,559        355         5.41%
Federal funds sold                         2,211         123        5.56%          1,864        116         6.22%
                                        --------------------                    -------------------
    Total interest earning assets         47,206       4,246        8.99%         36,151      3,388         9.37%
                                                    --------                               --------

Non-interest earning assets:
Cash and due from banks                    2,947                                   2,263
Premises and equipment                     2,288                                   2,288
Other assets                                 426                                     354
Reserve for possible loan losses            (354)                                   (317)
                                        --------                                --------
    Total assets                        $ 52,513                                $ 40,739
                                        ========                                ========


Liabilities and shareholders' equity

Interest bearing liabilities:
Interest bearing demand deposits        $  5,594         121        2.16%          4,362        102         2.34%
Savings                                   16,889         589        3.49%         12,292        453         3.69%
Certificates of deposit                   12,603         693        5.50%          9,877        559         5.66%
Certificates of deposit over $100,000      5,819         321        5.52%          4,398        278         6.32%
                                        --------------------                    -------------------
  Total interest bearing deposits         40,905       1,724        4.21%         30,929      1,392         4.50%
                                        --------                                --------

Federal funds purchased                       14           1        7.14%            254         28        11.02%
Other borrowings                              47           4        8.51%             46          4         8.70%
                                        --------------------                    -------------------
   Total interest bearing liabilities     40,966       1,729                      31,229      1,424
                                                    --------                               --------

Non-interest bearing liabilities:
Demand deposits                            6,141                                   5,254
Other liabilities                            328                                     192
Redeemable stock                              --                                     223
Shareholders' equity                       5,078                                   3,841
                                        --------                                --------
                                        $ 52,513                                $ 40,739
                                        ========                                ========


Net interest income                                 $  2,517                               $  1,964
                                                    ========                               ========

Net interest margin                                                 5.33%                                   5.43%

                                                ------------------------------------------------
                                                  CHANGES IN INTEREST INCOME AND
                                                  EXPENSE VOLUME AND RATE VARIANCES
                                                   NET                                  RATE/
                                                  CHANGE      VOLUME      YIELD        VOLUME
                                                -------------------------------------------------
Assets

Interest earning assets:
Loans                                             $    545    $    671    $   (102)   $    (24)
Investments                                       $    306    $    235    $     43    $     28
Federal funds sold                                $      7    $     22    $    (12)   $     (3)
                                                  --------------------------------------------
    Total interest earning assets                 $    858    $    927    $    (71)   $      1
                                                  --------------------------------------------


Non-interest earning assets:
Cash and due from banks
Premises and equipment
Other assets
Reserve for possible loan losses
    Total assets


Liabilities and shareholders' equity

Interest bearing liabilities:
Interest bearing demand deposits                  $     19    $     29    $     (8)   $     (2)
Savings                                           $    136    $    169    $    (24)   $     (9)
Certificates of deposit                           $    134    $    154    $    (16)   $     (5)
Certificates of deposit over $100,000             $     43    $     90    $    (35)   $    (12)
                                                  --------------------------------------------
  Total interest bearing deposits                 $    332    $    442    $    (83)   $    (28)
                                                  --------------------------------------------


Federal funds purchased                           $    (27)   $    (26)   $    (10)   $      9
Other borrowings                                  $     --           0           0           0
                                                  --------------------------------------------
   Total interest bearing liabilities             $    305    $    416    $    (93)   $    (19)
                                                  --------------------------------------------


Non-interest bearing liabilities:
Demand deposits
Other liabilities
Redeemable stock
Shareholders' equity



Net interest income
                                                  $    553
                                                  ========
Net interest margin


(1) Interest on non-accruing loans is not included for purposes of calculating yields

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

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mountain Bank Holding Company

Date:     April 8, 1997


By: /s/ ROY T. BROOKS
   ---------------------------
   Roy T. Brooks,
   Chairman of the Board & CEO