Form 10QSB
period 1997-03-31
MOUNTAIN BANK HOLDING CO
filed 1997-04-29
CIK 898018

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 1997

[ ]    Transition Report Under Section 13 or 15(d) of the Exchange Act

       For the transition period from ________________ to ____________________


                       Commission File Number : 0-28394
                                                -------


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

                               Yes   X       No
                                  --------     --------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 704,398

Traditional Small Business Disclosure Format:  Yes       X           No________

                                     PART I

Item 1.  Financial Statements

     The following Consolidated Financial Statements are presented for the Registrant, Mountain Bank Holding Company, and it's wholly owned subsidiary, Mt. Rainier National Bank.

1.   Consolidated Balance Sheet for March 31, 1997 and December 31, 1996

2. Consolidated Statements of Income for the three months ended March 31, 1997 and 1996

3. Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996.

4.   Notes to consolidated financial statements.

                MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              March 31,               December 31,
                                                                1997                     1996
                                                                       (in thousands)
Assets
  Cash and due from banks                                  $            3,854    $                3,651
  Federal funds sold                                                    3,125                     7,550
  Securities available for sale                                        17,357                    13,455
  Loans held for sale                                                     261                       -

  Loans                                                                38,766                    37,543
  Less allowance for possible credit losses                              (457)                     -391
                                                           ---------------------------------------------
  Loans, net                                                           38,309                    37,152
                                                           ---------------------------------------------

  Premises and equipment                                                2,151                     2,206
  Accrued interest receivable and other assets                            870                       547
                                                           ---------------------------------------------
  Total assets                                             $           65,927    $               64,561
                                                           =============================================

Liabilities
  Deposits:
     Non-interest bearing                                  $            8,134    $                8,565
     Interest bearing                                                  46,110                    43,442
     Certificates of deposit of $100,000 and over                       5,889                     6,797
                                                           ---------------------------------------------
  Total deposits                                                       60,133                    58,804
                                                           ---------------------------------------------
   Long-term debt                                                          46                        46
   Accrued interest and other liabilities                                 504                       433
                                                           ---------------------------------------------
  Total liabilities                                                    60,683                    59,283
                                                           ---------------------------------------------

Shareholders' Equity
  Common stock (par value $1); authorized 5,000,000
     shares; issued and outstanding: 1997 - 704,398 shares;
     1996 - 704,398 shares                                                704                       704
  Paid-in capital                                                       3,969                     3,969
  Retained earnings                                                       689                       630
  Net unrealized gain (loss) on securities
     available for sale, net of tax                                      (118)                      (25)
                                                           ---------------------------------------------
  Total shareholders' equity                                            5,244                     5,278
                                                           ---------------------------------------------

  Total liabilities and shareholders' equity               $           65,927    $               64,561
                                                           =============================================

                          MOUNTAIN BANK HOLDING COMPANY
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                            Three Months Ended
                                                                                March 31,
                                                                      --------------------------
                                                                          1997            1996
                                                                 (in thousands, except per share data)
Interest Income
  Loans                                                               $   942      $       818
  Securities available for sale                                           246              127
  Federal funds sold                                                       66               47
                                                                      ------------------------
  Total interest income                                                 1,254              992

Interest Expense
   Deposits                                                               517              416
   Long term debt                                                           -                -
                                                                      ------------------------
     Total                                                                517              416
                                                                      ------------------------

Net interest income                                                       737              576

Provision for possible credit losses                                       76               10
                                                                      ------------------------

Net interest income after provision for
possible credit losses                                                    661              566
                                                                      ------------------------

Non-interest income
  Service charges on deposit accounts                                      85               85
  Origination fees and gains on loans sold                                 43               53
  Loss on securities sales                                                 (7)               -
  Other                                                                    28               26
                                                                      ------------------------
  Total non-interest income                                                149             164
                                                                      ------------------------

Noninterest income
  Salaries and employee benefits                                          350              313
  Occupancy and equipment                                                 108              114
  Other                                                                   248              211
                                                                      ------------------------
  Total noninterest expenses                                              706              638
                                                                      ------------------------

Income before income taxes                                                104               92

Income taxes                                                               45               34
                                                                      ------------------------

Net income                                                           $     59      $        58
                                                                      ========================

Per share data:
Primary:
    Average adjusted Common shares outstanding                        704,398          660,710
    Net income                                                       $   0.08      $      0.09

Fully diluted:
    Average adjusted Common shares outstanding                        751,477          713,755
    Net income                                                       $   0.08      $      0.08

                                    Page 2

                          MOUNTAIN BANK HOLDING COMPANY
                                AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH
                                      FLOWS

                                                                        Three Months Ended
                                                                            March 31,
                                                                  ----------------------------
                                                                       1997       1996
                                                                        (in thousands)
Net income<loss>                                                    $    59    $    58
Adjustments to reconcile net income to net cash
  provided by operating  activities:
    Provision for possible credit losses                                 76         10
    Depreciation                                                         67         72
    Losses on sales of securities available for sale                     (7)        --
    Amortization, net of accretion                                        1          9
    Deferred Federal income tax
    Gain on loans sold                                                  (43)       (54)
    Originations of loans held for sale                              (1,997)    (2,481)
    Proceeds from sales of loans                                      1,779      2,751
    Other                                                              (204)       (26)
                                                                      ----------------
Net cash provided by (used in) operating activities                    (269)       339
                                                                      ----------------

Cash Flows from Investing Activities
    Net (increase) decrease in Federal funds sold                     4,425        175
    Purchase of securities available for sale                        (8,728)    (3,302)
    Proceeds from maturities and sales
      of securities available for sale                                4,690      1,100
    Increase in loans, net of principal collections                  (1,233)      (992)
    Additions to premises and equipment                                 (12)       (10)
                                                                      -----------------
Net cash used in investing activities                                  (858)     (3,029)
                                                                      -----------------

Cash Flows from Financing
    Net increase in deposits                                          1,330       1,848

                                                                      -----------------
Net cash provided by financing activities                             1,330       1,848
                                                                      -----------------

Net increase (decrease) in cash                                     $   203    $   (842)

Cash and Due from Banks
    Beginning of period                                               3,651       4,346
                                                                      -----------------
    End of period                                                   $ 3,854    $  3,504
                                                                      =================

Supplemental Disclosures of Cash Flow Information
   Interest Paid                                                    $   511    $    402
   Income Taxes Paid                                                $    45    $     45


Supplemental Schedule of Non-Cash Investing and Financing
  Activities   Increase (decrease) in unrealized loss
  on securities available for sale,  net of deferred tax                 -93        -31


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

The consolidated balance sheet at March 31, 1997 and the consolidated statements of income for the three months ended March 31, 1997 and 1996 and the consolidated statements of cash flows for the three months ended March 31, 1997 and 1996 are unaudited, but, in the opinion of the Company, reflect all adjustments necessary for a fair presentation. Reference is hereby made to the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results which may be obtained for the full year ending December 31, 1997.

NOTE 2 - EARNINGS PER COMMON SHARE

Primary earnings per share is based on the average number of common shares outstanding, assuming no dilution. Fully diluted earnings per common share is computed assuming the exercise of stock options

                                    PART II


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


                                         MOUNTAIN BANK HOLDING COMPANY
                                         (Registrant)




Dated:    April 25, 1997                       /s/ Roy T. Brooks
                                         ---------------------------------------
                                         Roy T. Brooks, President and Chief
                                         Executive Officer




Dated:    April 25, 1997                       /s/ Sheila Brumley
                                         ---------------------------------------
                                         Sheila Brumley, Chief Financial Officer