Form 10QSB
period 1997-06-30
MOUNTAIN BANK HOLDING CO
filed 1997-07-23
CIK 898018

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                  FORM 10-QSB



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1997

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


                                 Yes   X      No________
                                    -----

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 706,296 (June 30, 1997)
                                                     ------------------------

Transitional Small Business Disclosure Format:  Yes X     No________
                                                   -----

                                 PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


        The following Consolidated Financial Statements are presented for the Registrant, Mountain Bank Holding Company, and its wholly owned subsidiary, Mt. Rainier National Bank.


PAGE:

1.  Consolidated Balance Sheet for June 30, 1997 and December 31, 1996

2. Consolidated Statements of Income for the three months and the six months ended June 30, 1997 and 1996

3. Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996.

4.  Notes to consolidated financial statements.

                MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS  (Unaudited)

                                                                    June 30,              December 31,
                                                                      1997                    1996
                                                                             (in thousands)
Assets
  Cash and due from banks                                      $        3,022            $        3,651
  Federal funds sold                                                    3,550                     7,550
  Securities available for sale                                        19,422                    13,455
  Loans held for sale                                                     152                        -

  Loans                                                                38,841                    37,543
  Less allowance for possible credit losses                              (476)                     (391)
                                                               -----------------------------------------
  Loans, net                                                           38,365                    37,152
                                                               -----------------------------------------

  Premises and equipment                                                2,101                     2,206
  Accrued interest receviable and other assets                            762                       547
                                                               -----------------------------------------
  Total assets                                                 $       67,374            $       64,561
                                                               =========================================

Liabilities
  Deposits:
     Non-interest bearing                                      $        8,598            $        8,565
     Interest bearing                                                  44,781                    43,442
     Certificates of deposit of $100,000 and over                       6,238                     6,797
                                                               -----------------------------------------
  Total deposits                                                       59,617                    58,804
                                                               -----------------------------------------
   Other borrowed money                                                 1,800
   Long-term debt                                                          46                        46
   Accrued interest and other liabilities                                 414                       433
                                                               -----------------------------------------
  Total liabilities                                                    61,877                    59,283
                                                               -----------------------------------------


Shareholders' Equity
  Common stock (par value $1); authorized 5,000,000
     shares; issued and outstanding: 1997 - 706,296 shares;
     1996 - 704,398 shares                                                706                       704
  Paid-in capital                                                       3,986                     3,969
  Retained earnings                                                       835                       630
  Net unrealized gain (loss) on securities
     available for sale, net of tax                                       (30)                      (25)
                                                               -----------------------------------------
  Total shareholders' equity                                            5,497                     5,278
                                                               -----------------------------------------

  Total liabilities and shareholders' equity                   $       67,374            $       64,561
                                                               =========================================

See notes to consolidated financial statements

                MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME  (Unaudited)

                                                               Three Months Ended                      Six Months Ended
                                                                   June 30,                                June 30,
                                                     -------------------------------------------------------------------------------
                                                         1997               1996                   1997              1996
                                                      (in thousands, except per share data)    (in thousands, except per share data)
Interest Income
  Loans                                              $        1,002    $          835         $        1,944     $        1,646
  Securities available for sale                                 309               148                    555                275
  Federal funds sold                                             21                17                     87                 64
                                                     -------------------------------------------------------------------------------
  Total interest income                                       1,332             1,000                  2,586              1,985

Interest Expense
   Deposits                                                     527               406                  1,044                815
   Long term debt                                                 2                 2                      2                  2
                                                     -------------------------------------------------------------------------------
     Total                                                      529               408                  1,046                817
                                                     -------------------------------------------------------------------------------

Net interest income                                             803               592                  1,540              1,168

Provision for possible credit losses                            (24)              (10)                  (100)               (20)
                                                     -------------------------------------------------------------------------------

Net interest income after provision for possible                779               582                  1,440              1,148
                                                     -------------------------------------------------------------------------------
      credit losses

Non-interest income
  Service charges on deposit accounts                            93                90                    178                175
  Origination fees and gains on loans sold                       54                58                     97                112
  Loss on securities sales                                       (5)               (1)                   (12)                (1)
  Other                                                          37                28                     65                 54
                                                     -------------------------------------------------------------------------------
  Total non-interest income                                     179               175                    328                340
                                                     -------------------------------------------------------------------------------

Non-interest income
  Salaries and employee benefits                                359               330                    709                643
  Occupancy and equipment                                       113               105                    221                219
  Other                                                         253               236                    501                448
                                                     -------------------------------------------------------------------------------
  Total non-interest expenses                                   725               671                  1,431              1,310
                                                     -------------------------------------------------------------------------------

Income before income taxes                                      233                86                    337                178

Income taxes                                                    (87)              (36)                  (132)               (70)
                                                     -------------------------------------------------------------------------------

Net income                                           $          146    $           50         $          205     $          108
                                                     ===============================================================================

Per share data:
Primary:
    Average adjusted Common shares outstanding              705,031           661,440                704,714            661,075
    Net income                                       $         0.21    $         0.06         $         0.29      $        0.14

Fully diluted:
    Average adjusted Common shares outstanding              752,110           714,485                751,793            714,120
    Net income                                       $         0.19    $         0.06         $         0.27      $        0.13

See notes to consolidated financial statements

                MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS  (Unaudited)

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                           --------------------------------------
                                                                               1997                     1996
                                                                                       (in thousands)

Net income                                                                 $       205              $        108
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for possible credit losses                                           100                        20
    Depreciation                                                                   135                       143
    Losses on sales of securities available for sale                                12                         1
    Amortization, net of accretion                                                  (1)                       17
    Deferred Federal income tax                                                      -                         -
    Gain on loans sold                                                             (97)                      (38)
    Originations of loans held for sale                                         (3,974)                   (5,376)
    Proceeds from sales of loans                                                 3,919                     5,706
    Other                                                                         (244)                       83
                                                                           --------------------------------------
Net cash provided by (used in) operating activities                                 55                       664
                                                                           --------------------------------------

Cash Flows from Investing Activities
    Net decrease in Federal funds sold                                           4,000                     1,825
    Purchase of securities available for sale                                  (11,475)                   (5,048)
    Proceeds from maturities and sales of securities available for sale          5,502                     2,452
    Increase in loans, net of principal collections                             (1,313)                   (2,766)
    Additions to premises and equipment                                            (30)                      (31)
                                                                           --------------------------------------
Net cash used in investing activities                                           (3,316)                   (3,568)
                                                                           --------------------------------------

Cash Flows from Financing
    Net increase in deposits                                                       813                     1,886
    Increase in other borrowed money                                             1,800
    Repayment of long term debt                                                                              (47)
    Common stock sold                                                               19                         6
                                                                           --------------------------------------
Net cash provided by financing activities                                        2,632                     1,845
                                                                           --------------------------------------

Net decrease in cash                                                       $      (629)             $     (1,059)

Cash and Due from Banks
    Beginning of period                                                          3,651                     4,346
                                                                           --------------------------------------
    End of period                                                          $     3,022              $      3,287
                                                                           ======================================

Supplemental Disclosures of Cash Flow Information
   Interest Paid                                                           $     1,059              $        402
   Income Taxes Paid                                                       $       205              $         45

Supplemental Schedule of Non-Cash Investing and Financing Activities
   Increase (decrease) in unrealized loss on securities available for sale,
      net of deferred tax                                                           -5                       -31

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Mountain Bank Holding Company (the Company) and its wholly owned subsidiaries, Mt. Rainier National Bank (the Bank), and Mountain Real Estate Holdings, Inc. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with instructions to form 10-KSB and Rule 10-01 of Regulation S-X. Accordingly they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant intercompany transactions and amounts have been eliminated.

In the opinion of management, all adjustments necessary for a fair presentation are included. Reference is hereby made to the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results which may be obtained for the full year ending December 31, 1997.

Note 2 - Earnings Per Common Share

Primary earnings per share is based on the average number of common shares outstanding, assuming no dilution. Fully diluted earnings per common share is computed assuming the exercise of stock options.

                                 PART II - OTHER INFORMATION



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


                                            MOUNTAIN BANK HOLDING COMPANY
                                            (Registrant)



Dated:   July  16, 1997                     /s/ Roy T. Brooks
                                            -----------------------------
                                            Roy T. Brooks, President and Chief
                                            Executive Officer



Dated:   July 16, 1997                      /s/ Sheila Brumley
                                            ------------------
                                            Sheila Brumley, Chief Financial
                                            Officer