Form 10QSB
period 1997-09-30
MOUNTAIN BANK HOLDING CO
filed 1997-10-29
CIK 898018

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                  FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 1997

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
         (State or Other Jurisdiction of          (I.R.S. Employer
          Incorporation or Organization        Identification Number)

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

                                  Yes  X   No
                                      ---     ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 706,296 (September 30,1997)
                                                  -----------------------------

Transitional Small Business Disclosure Format:  Yes  X   No
                                                    ---     ---

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The following Consolidated Financial Statements are presented for the Registrant, Mountain Bank Holding Company, and its wholly owned subsidiary, Mt. Rainier National Bank.

PAGE:

1.   Consolidated Balance Sheet for September 30, 1997, and December 31, 1996

2. Consolidated Statements of Income for the three months and the nine months ended September 30, 1997 and 1996

3. Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996.

4.   Notes to consolidated financial statements.

                          PART II - OTHER INFORMATION

5.   Item 6 Exhibits and Reports on Form 8-K

     Signatures

                MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS  (UNAUDITED)


                                                                                         September 30,          December 31,
                                                                                             1997                   1996
                                                                                                    (in thousands)
Assets
  Cash and due from banks                                                                 $  3,185               $  3,651
  Federal funds sold                                                                         1,775                  7,550
  Securities available for sale                                                             20,776                 13,455
  Loans held for sale                                                                          255                    --
  Loans                                                                                     41,464                 37,543
  Less allowance for possible credit losses                                                   (500)                  (391)
                                                                                          --------               --------
  Loans, net                                                                                40,964                 37,152
                                                                                          --------               --------
  Premises and equipment                                                                     2,180                  2,206
  Accrued interest receivable and other assets                                                 713                    547
                                                                                          --------               --------
  Total assets                                                                            $ 69,848               $ 64,561
                                                                                          ========               ========
Liabilities
  Deposits:
    Non-interest bearing                                                                  $  8,980               $  8,565
    Interest bearing                                                                        47,178                 43,442
    Certificates of deposit of $100,000 and over                                             7,354                  6,797
                                                                                          --------               --------
  Total deposits                                                                            63,512                 58,804
                                                                                          --------               --------
    Long-term debt                                                                              45                     46
    Accrued interest and other liabilities                                                     516                    433
                                                                                          --------               --------
  Total liabilities                                                                         64,073                 59,283
                                                                                          --------               --------
Shareholders' Equity
  Common stock (par value $1); authorized 5,000,000 shares;
    issued and outstanding: 1997 - 706,296 shares; 1996 - 704,398 shares                       706                    704
  Paid-in capital                                                                            3,986                  3,969
  Retained earnings                                                                          1,038                    630
  Net unrealized gain (loss) on securities
    available for sale, net of tax                                                              45                    (25)
                                                                                          --------               --------
  Total shareholders' equity                                                                 5,775                  5,278
                                                                                          --------               --------
  Total liabilities and shareholders' equity                                              $ 69,848               $ 64,561
                                                                                          ========               ========

See notes to consolidated financial statements

                MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                 ---------------------      ---------------------
                                                     1997        1996          1997        1996
                                                      (in thousands,            (in thousands,
                                                 except per share data)     except per share data)
Interest Income
  Loans                                            $ 1,064      $  888       $ 3,008     $ 2,545
  Securities available for sale                        329         178           884         454
  Federal funds sold                                    34          23           121          87
                                                   -------      ------       -------     -------
  Total interest income                              1,427       1,089         4,013       3,086

Interest Expense
  Deposits                                             555         422         1,599       1,249
  Long term debt                                         1         --              3           3
                                                   -------      ------       -------     -------
    Total                                              556         422         1,602       1,252

Net interest income                                    871         667         2,411       1,834
Provision for possible credit losses                   (24)        (21)         (124)        (41)
                                                   -------      ------       -------     -------
Net interest income after provision for possible
  credit loss                                          847         646         2,287       1,793
                                                   -------      ------       -------     -------
Non-interest income
  Service charges on deposit accounts                   89          91           267         266
  Origination fees and gains on loans sold              60          66           157         178
  Loss on securities sales                              (2)        (10)          (14)        (11)
  Other                                                 18          31            83          85
                                                   -------      ------       -------     -------
  Total non-interest income                            165         178           493         518
                                                   -------      ------       -------     -------
Non-interest income
  Salaries and employee benefits                       358         340         1,067         983
  Occupancy and equipment                              100         118           321         334
  Other                                                239         255           740         704
                                                   -------      ------       -------     -------
  Total non-interest expenses                          697         713         2,128       2,021
                                                   -------      ------       -------     -------
Income before income taxes                             315         111           652         290
Income taxes                                          (112)        (43)         (244)       (113)
                                                   -------      ------       -------     -------
Net income                                         $   203     $    68       $   408     $   177
                                                   =======      ======       =======     =======
Per share data:
Primary:
  Average adjusted Common shares outstanding       706,296     704,398       705,452     661,034
  Net income                                       $  0.29     $  0.10       $  0.58     $  0.27

Fully diluted:
  Average adjusted Common shares outstanding       753,375     762,997       752,531     719,633
  Net income                                       $  0.27     $  0.09       $  0.54     $  0.25

See notes to consolidated financial statements

                MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                    1997                   1996
                                                                                           (in thousands)
Net income                                                                       $     408              $    177
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for possible credit losses                                               109                    21
    Depreciation                                                                       203                   192
    Losses on sales of securities available for sale                                    14                    11
    Amortization, net or accretion                                                      (6)                    6
    Gain on loans sold                                                                (157)                  (60)
    Originations of loans held for sale                                             (6,446)               (8,491)
    Proceeds from sales of loans                                                     6,348                 8,783
    Other                                                                             (119)                  (74)
                                                                                 ---------              --------
Net cash provided by (used in) operating activities                                    354                   565
                                                                                 ---------              --------
Cash Flows from Investing Activities
    Net decrease in Federal funds sold                                               5,775                 1,700
    Purchase of securities available for sale                                      (15,610)               (9,290)
    Proceeds from maturities and sales of securities available for sale              8,386                 5,343
    Increase in loans, net of principal collections                                 (3,921)               (4,655)
    Additions to premises and equipment                                               (177)                  (21)
                                                                                 ---------              --------
Net cash used in investing activities                                               (5,547)               (6,923)
                                                                                 ---------              --------
Cash Flows from Financing
    Net increase in deposits                                                         4,708                 5,846
    Repayment of long term debt
    Common stock sold                                                                   19                     7
                                                                                 ---------              --------
Net cash provided by financing activities                                            4,727                 5,853
                                                                                 ---------              --------
Net decrease in cash                                                             $    (466)             $   (505)

Cash and Due from Banks
    Beginning of period                                                              3,651                 4,346
                                                                                 ---------              --------
    End of period                                                                $   3,185              $  3,841
                                                                                 =========              ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Interest Paid                                                                $   1,062              $  1,203
    Interest Taxes Paid                                                          $     235              $     60

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
    Increase (decrease) in unrealized gain/(loss) on securities
      available for sale, net of deferred tax                                           70                   (81)

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

     In the opinion of management, all adjustments necessary for a fair presentation are included. Reference is hereby made to the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 1997.

NOTE 2 - EARNINGS PER COMMON SHARE

     Primary earnings per share is based on the average number of common shares outstanding, assuming no dilution. Fully diluted earnings per common share is computed assuming the exercise of stock options.

NOTE 3 - SUBSEQUENT EVENT

     On September 29, 1997, the Company filed a registration statement on Form SB-1 with the Securities and Exchange Commission for the sale of 100,000 shares of common stock at $12.50 per share. The registration statement was declared effective October 17, 1997, and the offering is still in process.

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

                                            MOUNTAIN BANK HOLDING COMPANY
                                            (Registrant)

        Dated: October 24, 1997                     /s/ Roy T. Brooks
                                            -----------------------------------
                                            Roy T. Brooks, President and Chief
                                            Executive Officer

        Dated: October 24, 1997                     /s/ Sheila Brumley
                                            -----------------------------------
                                            Sheila Brumley, Chief Financial
                                            Officer