Form 10KSB
period 1997-12-31
MOUNTAIN BANK HOLDING CO
filed 1998-03-17
CIK 898018

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                    FORM 10-KSB

             Annual report under Section 13 or 15(d) of the Securities   [X]
                        Exchange Act of 1934 (FEE REQUIRED)

                    For the fiscal year ended DECEMBER 31, 1997.

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


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.       Yes  X         No
                    ------      ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this form 10-KSB    [  ]

State the issuer's revenues for its most recent fiscal year:   $6,173,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60
days:     AT JANUARY 31, 1998 - $10,078,700
       --------------------------------------

Number of shares of common stock outstanding as of January 31, 1998:   806,296
                                                                      ---------

                        DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated by reference into Part I of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format:    Yes  X        No
                                                     --------     --------

                                 TABLE OF CONTENTS

                                       PART I
                          (ITEMS 6-11, FORM 1-A, MODEL B)

                                                                         Page #
 ITEM 6.   DESCRIPTION OF BUSINESS.......................................     1
                GENERAL..................................................     1

           DESCRIPTION OF MT. RAINIER NATIONAL BANK......................     2
                THE BANK.................................................     2
                HISTORY..................................................     2
                BUSINESS.................................................     2
                SERVICE AREA.............................................     3
                EMPLOYEES................................................     3
                COMPETITION..............................................     3
                PRODUCTS AND SERVICES....................................     3
                MARKETING................................................     4
                LENDING ACTIVITIES.......................................     4
                INVESTMENT PORTFOLIO.....................................     5
                STATISTICAL INFORMATION ABOUT THE COMPANY................     6
                    Loan Portfolio.......................................     6
                    Loan Loss Experience.................................     7
                    Allocation of Loan Loss By Loan Classification.......     8
                    Investment Securities Portfolio......................     9
                    Deposit Liability Composition........................     9
                    GAP Analysis.........................................    10
                    Distribution of Average Assets, Liability and
                      Shareholders' Equity...............................    11
                    Changes in Interest Income and Expense Volume and
                      Rate Variance......................................    12
                SUPERVISION AND REGULATION...............................    13
                    The Company..........................................    13
                    Holding Company Structure............................    13
                    Control Transactions.................................    14
                    The Bank.............................................    15
                    Recent Federal Banking Legislation...................    15
                    Other Significant Federal Banking Legislation........    16
                    Restrictions on Capital Distributions................    17
                    Capital Requirements.................................    17
                    FDIC Insurance.......................................    18

 ITEM 7.   DESCRIPTION OF PROPERTY.......................................    20

 ITEM 8.   DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.......    20

 ITEM 9.   REMUNERATION OF DIRECTORS AND OFFICERS........................    20

 ITEM 10.  SECURITY OWNERSHIP OF MANAGEMENT AND
           CERTAIN SECURITY HOLDERS......................................    20

 ITEM 11.  INTEREST OF MANAGEMENT AND OTHERS IN
           CERTAIN TRANSACTIONS..........................................    20

                                        i

                                 TABLE OF CONTENTS


                                      PART II
                           (ITEMS 1-6, FORM 1-A, MODEL B)


                                                                         Page #
 ITEM 1.   MARKET PRICE OF AND DIVIDENDS ON THE
           REGISTRANT'S COMMON EQUITY....................................    21
                MARKET INFORMATION.......................................    21
                NUMBER OF EQUITY HOLDERS.................................    21
                CASH DIVIDENDS...........................................    21
                PAYMENT OF DIVIDENDS.....................................    22

 ITEM 2.   LEGAL PROCEEDINGS.............................................    22

 ITEM 3.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.................    22

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    22

 ITEM 5.   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.............    22

 ITEM 6.   REPORTS ON FORM 8-K...........................................    23


                                   PART F/S
                              FINANCIAL STATEMENTS

                                                                         Page #
           FINANCIAL STATEMENTS                                              F-1


                                    PART III
                                    EXHIBITS

                                                                         Page #
           EXHIBITS                                                          E-1


                                   SIGNATURES

                                                                         Page #
           SIGNATURES                                                        S-1


                        FORM 10-KSB AMENDMENT NO. 2
                     TRANSITIONAL SMALL BUSINESS ISSUER
                    DISCLOSURE PURSUANT TO ALTERNATIVE 2

                                   PART I
                      (ITEMS 6-11, MODEL B, FORM 1-A)

ITEM 6.   DESCRIPTION OF BUSINESS

GENERAL

     Mountain Bank Holding Company (the "Company") is a Washington corporation formed in 1993 primarily to hold all of the Common Stock of Mt. Rainier National Bank (the "Bank"), a National Banking Association organized under the laws of the United States. The Bank provides personal and commercial banking and related financial services at its main office located at 501 Roosevelt Avenue, Enumclaw, Washington, at its branch offices located in Buckley, Washington, at 29290 Highway 410, and located in Black Diamond, Washington at 31329 Third Ave. The Company is regulated by the Federal Reserve Board (the "FRB") under the Bank Holding Company Act of 1956, as amended. A bank holding company is generally defined as a company that has direct or indirect control of a bank. The Company qualifies as a bank holding company because it owns one hundred percent (100%) of the outstanding securities of the Bank. At December 31, 1997, the Company reported on a consolidated basis total assets of $73,865, total deposits of $66,021, and shareholders' equity of $7,151.

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

EMPLOYEES

     As of December 31, 1997, the Company had no full time employees. As of the same date, the Bank had 34.28 full time equivalent employees, including three Executive Officers. None of the Bank's employees is presently represented by a union or covered by a collective bargaining agreement. The Bank considers its relationships with its employees to be good.

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

LENDING ACTIVITIES

     The two main areas in which the Bank has directed its lendable funds are commercial and real estate loans. At December 31, 1997, these categories accounted for approximately 28% and 60%, respectively, of the Bank's total loan portfolio. The Bank's major source of income is interest and fees charged on loans.

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

     In general, the Bank is permitted by law to make loans to single borrowers in aggregate amounts of up to fifteen percent (15%) of the Bank's unimpaired capital and unimpaired surplus. The Bank, on occasion, sells participations in loans when necessary to stay within lending limits or to otherwise limit the Bank's exposure. The Bank's goal is to reduce the risk of undue concentrations of loans to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 1997, no such concentration exceeded 10% of the Bank's loan portfolio, although approximately 4.9% of the Bank's loan portfolio consists of agricultural loans and approximately 8.8% of interim real estate construction loans. The Bank has no loans to foreign countries and its policy is to lend within Washington State, however the bank does have some loans to out-of-state borrowers.

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

     Trading Securities include debt and equity securities that are purchased and held solely for the purpose of selling them in the short-term future for trading profits. Trading Securities are reported at fair market value with unrealized gains and losses included in earnings. As of December 31, 1997, the Bank held no securities as Trading Securities.

     Available for Sale securities include those which may be sold to implement the Bank's asset/liability management strategies, and in response to changes in interest rates, prepayment rates and similar factors. These securities are reported at fair market value with unrealized gains and losses excluded from the earnings and reported as a separate component of shareholders' equity.

     As a national bank and member of the Federal Reserve System, the Bank is required to have $124,200 invested in the Federal Reserve Bank Stock. Also, as a member of the Federal Home Loan Bank, the Bank is required to keep $274,000 in stock. This portion of the Bank's investment portfolio is not liquid.

The following statistical information should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere herein.

The composition of the loan portfolio is summarized as follows:

                        LOAN PORTFOLIO - TYPES OF LOANS


                                         -------------------------------------------------------
                                             December 31, 1997             December 31, 1996
                                                          Percent                       Percent
                                                         of Total                      of Total
                                           Amounts         Loans        Amounts          Loans
                                         -------------------------------------------------------
                                                              (IN THOUSANDS)
Commercial and agricultural              $  12,004         28.19%      $  11,685         31.12%
Real Estate:
  Construction                               4,453         10.46%          3,537          9.42%
  Mortgage                                  21,145         49.66%         17,198         45.81%
Consumer                                     4,975         11.69%          5,123         13.65%
                                         -------------------------------------------------------
    Total loans                          $  42,577        100.00%      $  37,543        100.00%
                                         -------------------------------------------------------
                                         -------------------------------------------------------


                        LOAN PORTFOLIO - MATURITIES AND SENSITIVITIES ON LOANS


                                          -----------------------------------------------------------------------------------
                                          One Year         Over One                             Maturing
                                           Or Less    Through Five Years                     After Five Years        TOTAL
                                          -----------------------------------------------------------------------------------
                                            Amount          Fixed       Variable          Fixed       Variable
Commercial and Agriculture                 $ 6,679        $ 5,325             $0           $  0             $0       $12,004

Real Estate                                $ 8,770        $16,668             $0           $160             $0       $25,598

Consumer                                   $ 1,112        $ 3,740             $0           $123             $0       $ 4,975

                                          -----------------------------------------------------------------------------------
                           Total           $16,561        $25,733             $0           $283             $0       $42,577


The following table summarizes nonperforming assets by category:

                   RISK ELEMENTS - NONACCRUAL, PAST DUE AND RESTRUCTERED LOANS


                                      90 Days or More
                                          Past Due       Nonaccrual   Restructured  Lost Interest
                                      ---------------    ----------   ------------  -------------
Commercial and Agriculture                      $0            $59             $0            $4

Real Estate                                     $0            $ 0             $0            $0

Consumer                                        $0            $ 0             $0            $1

                                                $0            $59             $0            $5
                                                --            ---             --            --


At December 31, 1997, the Bank had no other assets that would be considered nonaccrual, past due or restructured if such assets were loans.

SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION


                                           Year           Year
                                          Ended          Ended
                                       December 31,   December 31,
                                          1997           1996
                                       ---------------------------
                                         (DOLLARS IN THOUSANDS)
Allowance for loan losses
  (beginning of period)                  $   391        $   334

Loans charged off:
  Commercial and agricultural                 (9)
  Real estate construction
  Real estate mortgage
  Consumer                                    (6)           (10)
                                       ---------------------------
    Total                                    (15)           (10)
                                       ---------------------------

Recoveries of loans previously
  charged off:
  Commercial and agricultural
  Real estate construction
  Real estate mortgage
  Consumer
                                       ---------------------------
    Total
                                       ---------------------------

Net loans charged off                        (15)           (10)

Provision for possible loan losses           179             67

Allowance for possible loan losses
                                       ---------------------------
  (end of period)                        $   555        $   391
                                       ---------------------------
                                       ---------------------------

Loans outstanding:
    Average                              $39,964        $34,102
    End of period                         42,577         37,543
Ratio of allowance for loan loss
  to total loans outstanding
    Average                                 1.39%          1.15%
    End of period                           1.30%          1.04%
Ratio of net charge-offs to average
  loans outstanding                         0.04%          0.03%

Percent of categories to total end of
  period loans:                          12/31/97       12/31/96
                                       ---------------------------
    Commercial and agricultural            28.19%         31.12%
    Real estate construction               10.46%          9.42%
    Real estate mortgage                   49.66%         45.81%
    Consumer                               11.68%         13.65%
       Total loans                        100.00%        100.00%
                                       ---------------------------
                                       ---------------------------


Management does not normally allocate the allowance for loan losses to specific loan categories. An allocation to major categories is made for presentation purposes only. This allocation process does not necessarily measure anticipated future credit losses, rather it seeks to measure management's current assessment of perceived credit loss exposure and the impact of current and anticipated economic conditions.


                                              1997           1996
------------------------------------------------------------------
                                              $156           $173
                                               $58            $52
                                              $276           $254
                                               $65            $76
------------------------------------------------------------------
                                              $555           $555
------------------------------------------------------------------
------------------------------------------------------------------


Financial Accounting Standards Board Statements No. 114 Accounting for Creditors for Impairment of a Loan and No. 118 Accounting for Impairment of a Loan-Income Recognition Disclosures, an amendment to SFAS No. 114 contain accounting and reporting considerations for impaired loans. The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the fair market value of the collateral if the loan is collateral dependent. Certain groups of smaller balance homogeneous loans are measured collectively for impairment.

At December 31, 1997 and 1996, the Company's recorded investment in certain loans that were considered to be impaired was $59,000 and $137,000, respectively, all of which was classified as non-accrual. None of these loans required a specific valuation allowance based on the value of the underlying collateral. The balance of the allowance for credit losses is available to absorb losses from all loans.

The carrying value of investment securities and the maturities and yield information on the investment portfolio is as follows:

INVESTMENT SECURITIES PORTFOLIO

                                           Dec. 31    December 31,       Dollar       Percentage
                                             1997        1996            Change         Change
                                          ------------------------------------------------------
                                                (IN THOUSANDS)
US Treasury securities                    $  4,972       $  3,146       $  1,826         58.04%
US Government and agency
    securities                              14,320          7,055          7,265        102.98%
Mortgage Backed Securities                   2,963          1,748          1,215        100.00%
Corporate bonds                                 --            799           (799)      (100.00%)
Municipal bonds                                309            329            (20)        (6.08%)
Federal Home Loan Bank and                     398            378
   Federal Reserve Stock
                                         ---------------------------------------
    Total                                $  22,962      $  13,455       $  9,507         70.66%
                                         ---------------------------------------
                                         ---------------------------------------

                                                                                      December 31, 1997
                                                            ----------------------------------------------------------------------
                                                                 Over One                  Over Five
                                   One Year or Less         Through Five Years         Through Ten Years          Over Ten Years
                                  ------------------------------------------------------------------------------------------------
                                  Amount       Yield        Amount       Yield        Amount       Yield        Amount       Yield
US Treasury Securities             $504         5.75%       $4,468        6.52%
US Govt. and Agency Securities                             $10,010        6.34%       $4,310       6.69%
Mortgage Backed Securities                                  $1,728        7.08%       $1,235       7.16%
Municipal Bonds  (1)                                           $64        5.50%         $245       4.89%
                                  ------------------------------------------------------------------------------------------------
Total                              $504                    $16,270                    $5,790                    $0

Weighted Average Yield                          5.75%                     6.45%                       6.71%

(1)  Yields have not been calculated on a tax equivalent basis.

The following tables set forth the distribution of the Bank's deposit accounts at the dates indicated:

DEPOSIT LIABILITY COMPOSITION

                                            December 31, 1997              December 31, 1996
                                         ------------------------      ------------------------
                                                         Percent                       Percent
                                                         of Total                      of Total         Dollar      Percentage
                                           Amounts       Deposits        Amounts       Deposits         Change         Change
                                         ------------------------------------------------------------------------------------
                                                                          (DOLLARS IN THOUSANDS)
Non-interest bearing demand              $   8,991         13.62%      $   8,565         14.57%       $    426          4.97%
Interest-bearing demand  (1)                24,026         36.39%         21,892         37.23%          2,134          9.75%
Savings                                      7,617         11.54%          7,730         13.15%           (113)        (1.46%)
Certificates of deposit                     17,134         25.95%         13,820         23.50%          3,314         23.98%
Certificates of deposit over $100,000        8,253         12.50%          6,797         11.56%          1,456         21.42%
                                         ---------------------------------------------------------------------
    Total                                $  66,021        100.00%      $  58,804        100.00%       $  7,217         12.27%
                                         ---------------------------------------------------------------------
                                         ---------------------------------------------------------------------

At December 31, 1997, the scheduled maturities of certificates of deposit was:

                                                 Balances
                                        --------------------------
                                         Less Than       $100,000
                                          $100,000        or More
                                        ------------    ----------
Maturity in:

  Three months or less:                     $3,981        $1,846

  Over three months through six months      $3,978        $1,441

  Over six months through twelve months     $6,832        $3,906

  Over twelve months                        $2,343        $1,060
                                        --------------------------
                      TOTAL                $17,134        $8,253
                                        --------------------------
                                        --------------------------

The following ratios applicable to the Company are among those commonly used in analyzing bank holding companies:

                                             Year Ended December 31,
                                           --------------------------
                                              1997           1996
                                           --------------------------
Return on Average Assets                     0.89%          0.56%

Return on Average Equity                    10.86%          5.75%

Dividend Payout Ratio                           0%             0%

Equity to Assets Ratio                       8.21%          9.67%

At December 31, 1997 and December 31, 1996, neither the Bank nor the Company had any short term borrowings.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are interest rate sensitive and by monitoring an institution's interest rate sensitivity gap. An asset or liability is interest rate sensitive within a specific time period if it will reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-bearing assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. A gap is considered positive when the amount of interest rate sensitive assets maturing within a specific time frame exceeds the amount of interest sensitive liabilities maturing within that same time frame. If negative, the reverse is true.

The following table represents an interest rate sensitivity analysis at December 31, 1997:

                                      GAP ANALYSIS
                                      ------------------------------------------
                                      Total Within    One Year To          Over
                                          One Year     Five Years     Five Years
                                      ------------------------------------------
Rate Sensitive Assets:

Loans                                $16,561          $25,733         $  283
Investments                          $   504          $16,270         $5,790
Federal Funds Sold                   $ 2,350
                                      ------------------------------------------

          TOTAL                      $19,415          $42,003         $6,073

Rate Sensitive Liabilities:

Savings, Now and Interest Checking   $31,643
Time Deposits                        $21,979          $ 3,408
                                     ------------------------------------------

          TOTAL                      $53,622          $ 3,408         $    0

Interest Sensitive Gap              ($34,207)         $38,595         $6,073
                                      ------------------------------------------
                                      ------------------------------------------

Currently, the Bank's interest sensitivity gap is negative within one year. Assuming that general market interest rate changes affected the repricing of assets and liabilities in equal magnitudes, this indicates that the effects of rising interest rates on the Company would be a decrease in the net interest margin, whereas falling interest rates would cause a corresponding increase in margin.

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST YIELDS

The following table sets forth the average balance sheets of Mountain Bank Holding Company for the past two years along with an analysis of net interest earnings for each major category of interest earning assets and interest bearing liabilities, the average rate paid in each category, and net yield on earning assets. Non accrual loans have been included in the table as loans carrying a zero yield. Loans fees of $254 in 1997 and $209 in 1996 are included in interest income.

                                                                         Year Ended Dec. 31,
                                     -----------------------------------------------------------------------------------------
                                                            1997                                    1996
                                                                      Annualized                                   Annualized
                                           Average    Int Earned/         Yield/        Average    Int Earned/         Yield/
                                           Balance        Expense           Rate        Balance        Expense        Rate (1)
                                     -----------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
Assets
Interest earning assets:
Loans                                    $  39,964    $  4,074        10.19%            $ 34,102   $  3,462         10.15%
Investments                                 18,951       1,243         6.56%              10,893        661          6.07%
Federal funds sold                           2,544         147         5.78%               2,211        123          5.56%
                                         ---------------------                          -------------------
    Total interest earning assets           61,459       5,464         8.89%              47,206      4,246          8.99%
                                                      --------                                     --------

Non-interest earning assets:
Cash and due from banks                      2,897                                         2,947
Premises and equipment                       2,195                                         2,288
Other assets                                   880                                           426
Reserve for possible loan losses              (466)                                         (354)
                                         ---------                                      --------
    Total assets                         $  66,965                                      $ 52,513
                                         ---------                                      --------
                                         ---------                                      --------

Liabilities and shareholders' equity
Interest bearing liabilities:
Interest bearing demand deposits         $  22,670         754         3.33%              15,001        500          3.33%
Savings                                      7,713         216         2.80%               7,482        210          2.81%
Certificates of deposit                     15,379         836         5.44%              12,603        694          5.51%
Certificates of deposit over $100,000        6,581         375         5.70%               5,819        321          5.52%
                                         ---------------------                          -------------------
  Total interest bearing deposits           52,343       2,181         4.17%              40,905      1,725          4.22%
                                         ---------                                      --------

Federal funds purchased                         24           1         4.17%                  14          1          7.14%
Other borrowings                                45           4         8.89%                  47          4          8.51%
                                         ---------------------                          -------------------
   Total interest bearing liabilities       52,412       2,186                            40,966      1,730
                                                         -----                                     --------

Non-interest bearing liabilities:
Demand deposits                              8,356                                         6,141
Other liabilities                              701                                           328
Shareholders' equity                         5,496                                         5,078
                                         ---------                                      --------
                                         $  66,965                                      $ 52,513
                                         ---------                                      --------
                                         ---------                                      --------

Net interest income                                   $  3,278                                     $  2,516
                                                      --------                                     --------
                                                      --------                                     --------

Net interest margin                                                    5.33%                                         5.33%


CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES

The change in interest due to both volume and yield has been allocated to volume and yield changes in proportion to the relationship of the absolute dollar amount of the change in each amount.

                                                             1997                                         1996
                                              Net                                         Net
                                            Change         Volume          Yield         Change         Volume          Yield
                                         -------------------------------------------------------------------------------------
Loans                                     $    612       $    598          $  14         $  545         $  671       ($  102)
Investments                               $    582       $    525          $  57         $  306         $  235        $   43
Federal Funds Sold                        $     24       $     19          $   5         $    7         $   22       ($   12)
                                         -------------------------------------------------------------------------------------
                                          $  1,218       $  1,142          $  76         $  858         $  928        $  (71)
                                         -------------------------------------------------------------------------------------

Interest Bearing Demand                   $    254       $    254          $   0         $   19         $   29       ($    8)
Savings                                   $      6       $      6          $   0         $  136         $  169       ($   24)
Certificates of Deposit                   $    142       $    150         ($   8)        $  134         $  154       ($   16)
Certificates of deposit over $100,000     $     54       $     42          $  11         $   43         $   90       ($   35)
                                         -------------------------------------------------------------------------------------
                                          $    456       $    453          $   3         $  332         $  442        $  (83)
                                         -------------------------------------------------------------------------------------

                                          $     --       $     --          $  --         $  (27)        $  (26)       $  (10)
                                          $     --       $     --          $  --         $   --         $   --        $   --
                                         -------------------------------------------------------------------------------------
                                          $    456       $    453          $   3         $  305         $  416        $  (93)
                                         -------------------------------------------------------------------------------------

                        BANK SUPERVISION AND REGULATION

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

GENERAL

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

     TIE-IN ARRANGEMENTS. The Company and the Bank cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor. In April of 1997, the FRB adopted significant amendments to its anti-tying rules that: (1) remove FRB-imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) create exemptions from the statutory restriction on bank tying arrangements to allow banks greater flexibility to package products with their affiliates; and (3) establish a safe harbor from the tying restrictions for certain foreign transactions. These amendments are designed to enhance competition in banking and nonbanking products and allow banks and their affiliates to provide more efficient and lower-cost service to customers. However, the impact of the amendments on the Company and the Bank is unclear at this time.

     STATE LAW RESTRICTIONS. As a corporation chartered under the laws of the State of Washington, the Company is also subject to certain limitations and restrictions under applicable Washington corporate laws.

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

GENERAL

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

REGULATION OF NATIONAL BANKS

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

     The OCC charges each national bank under its supervision a semi-annual assessment, which is based on a predetermined regulatory formula. Effective in 1998, the OCC has amended its assessment regulations so that a national bank that receives a CAMELS rating of 3, 4, or 5 will be required to pay a surcharge equal to 25% of the amount of the assessment that the bank would otherwise pay. This increase is intended to offset the higher costs incurred by the OCC in supervising banks with these ratings. The Bank does not expect to be subject to the surcharge.

REGULATION OF MANAGEMENT

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

CONTROL OF FINANCIAL INSTITUTIONS

     No person may acquire "control" of a bank unless the appropriate federal agency has been given sixty days prior written notice and within that time the agency has not disapproved the acquisition. Substantial monetary penalties may be imposed for violation of the change in control or other provisions of banking laws.

RECENT FEDERAL BANKING LEGISLATION

     INTERSTATE BANKING AND BRANCHING. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act") generally permits nationwide interstate banking and branching by authorizing interstate branching and relaxing federal law restrictions on interstate banking. Subject to certain state laws, such as age and contingency laws, the Interstate Act allows adequately capitalized and adequately managed bank holding companies to purchase the assets of out-of-state banks (effective as of September 29, 1995).

Additionally, as of June 1, 1997, the Interstate Act permits interstate bank mergers, subject to certain state laws, such as age and contingency laws, unless the home state of either merging bank has "opted-out" of these provisions by enacting "opt-out" legislation. Some states may have "opted-in" to these bank merger provisions early by enacting before June 1, 1997, non-discriminatory legislation permitting interstate mergers within their own borders. The Interstate Act allows states to impose certain conditions on interstate bank mergers within their borders; for example, states may require that the in-state merging bank exist for up to five years before the interstate merger. Under the Interstate Act, states may also have "opted-in" to de novo branching, allowing out-of-state banks to establish de novo branches within the state.

     In 1996, Washington enacted "opting in" legislation authorizing interstate mergers pursuant to the Interstate Act. Accordingly, an out-of-state bank holding company may now acquire more than 5% of the voting shares of a Washington-based bank, regardless of reciprocity, provided such bank or its predecessor has been doing business for at least five years prior to the acquisition. Further, an out-of-state bank may engage in banking in Washington if the requirements of Washington's interstate banking statute are met, and the bank either (1) was lawfully engaged in banking in Washington on June 6, 1996, (2) resulted from an interstate combination pursuant to Washington law, (3) resulted from a relocation of a head office of a state bank or a main office of a national bank pursuant to federal law, or (4) resulted from the establishment of a savings bank branch in compliance with applicable Washington law. Additionally, the Washington Director of Financial Institutions may approve interstate combinations if the basis for such approval does not discriminate against out-of-state banks, out-of-state holding companies, or their subsidiaries.

     Effective October, 1997, the OCC, FDIC and FRB have adopted a rule under the Interstate Act that prohibits a bank from establishing or acquiring branches outside the bank's home state for the purpose of deposit production. The rule provides guidelines for determining whether such bank is reasonably helping to meet the credit needs of the communities served by these branches.

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

     Under the National Bank Act, national banks may only pay dividends without advance approval of the OCC, if the total of all dividends declared by the national bank in any calendar year will not exceed the sum of its net profits (as defined) for that year plus its retained profits for the preceding two calendar years, less any required transfers to surplus. The National Bank Act also prohibits national banks from paying dividends that would be in an amount greater than net profits then on hand (as defined) after deducting losses and bad debts (as defined). The amount available for dividend distribution by the Bank as of December 31, 1997, was approximately $858,000.

CAPITAL REQUIREMENTS

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

     The Agencies have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points. Any institution operating at or near the 3% level is expected to have well-diversified risk and in general, to be a strong banking organization without any supervisory, financial or operational weaknesses or deficiencies. Any institutions experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

     Regulations adopted by the Agencies as required by FDICIA impose even more stringent capital requirements. The regulators require the OCC and other Federal Banking Agencies to take certain "prompt corrective action" when a bank fails to meet certain capital requirements. The regulations establish and define five capital levels: (1) "well-capitalized," (2) "adequately capitalized," (3) "undercapitalized," (4) "significantly undercapitalized" and (5) "critically undercapitalized." A well-capitalized institution must maintain at least 10% total risk-based capital, 6% Tier 1 risk-based capital, and a leverage ratio of no less than 5%. Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized" (which requires at least 8% total risk-based capital, 4% Tier 1 risk-based capital, and a leverage ratio of at least 4%). Undercapitalized institutions must develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require any company that controls the undercapitalized institution to provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 1997, neither the Company nor the Bank were subject to any regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

FDIC INSURANCE

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

     The recently enacted Deposit Insurance Funds Act of 1996 ("Funds Act") provides, among other things, for the recapitalization of the SAIF through a special assessment on all depository institutions that hold SAIF insured deposits. The one-time assessment was designed to place the SAIF at its 1.25 reserve ratio goal. Additionally, the Funds Act, for the three year period beginning in 1997, subjects BIF insured deposits to a Financing Corporation ("FICO") premium assessment on domestic deposits at one-fifth the premium rate (approximately 1.3 basis points) imposed on SAIF insured deposits (approximately 6.5 basis points). Beginning in the year 2000, BIF insured institutions will be required to pay the FICO obligations on a pro-rata basis with all thrift institutions; annual assessments are expected to equal approximately 2.4 basis points until 2017, to be phased out completely by 2019.

     Until further action by the FDIC, BIF premiums will be maintained at their current level. Accordingly, institutions in the lowest risk category will continue to pay no premiums, and other institutions will be assessed based on a range of rates, with those in the highest risk category paying 27 cents for every $100 of BIF insured deposits. Rates in the SAIF assessment schedule, previously ranging from 4 to 31 basis points, have been adjusted by 4 basis points to a range of 0 to 27 basis points.

     The Funds Act provides for the merger of the BIF and SAIF on January 1, 1999, ONLY IF no thrift institutions exist on that date. It is expected that Congress will continue to address comprehensive legislation on the merger of the funds and elimination of the thrift charter.

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

     On January 26, 1998, the Bank opened its Black Diamond Branch located at 31329 Third Avenue, Black Diamond, Washington. The facility, which is leased, has 3,080 square feet, a two lane driveup and a night depository.

     The Bank has also leased space for an ATM located at 31605 Third Avenue, Black Diamond, Washington. That ATM was placed in service on March 7, 1995. Customers of the Bank are charged no fee for utilization of the ATM. The site will accept deposits as well as disburse withdrawals.

ITEM 8.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT

     Information regarding "Directors and Executive Officers" of the Company located on pages 3, 4 and 11 of the Proxy Statement is incorporated by reference.

ITEM 9.   REMUNERATION OF DIRECTORS AND OFFICERS

     Information regarding "Remuneration of Directors and Officers" located on pages 7-10 of the Proxy Statement is incorporated by reference.

ITEM 10.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN
          SHAREHOLDERS

     Information regarding "Security Ownership of Management and Certain Shareholders" located on page 11 of the Proxy Statement is incorporated by reference.

ITEM 11.  INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN
          TRANSACTIONS

     Information regarding "Interest of Management and Others in Certain Transactions" located on page 11 of the Proxy Statement is incorporated by reference.

                                      PART II

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


Period              # of Shares              Price
                    Traded                   Range
1996                 12,210                  $10.00 to $11.50

1997                121,116                  $12.00 to $12.50

On October 17, 1997, the Company distributed an offering circular for 100,000 shares of common stock at $12.50 per share. 100,000 shares were sold for a total offering of $1,250,000.

At December 31, 1997, stock options for 103,832 shares of Mountain Bank Holding Company common stock were outstanding. See Note 13 of the audited financial statements for additional information.

NUMBER OF EQUITY HOLDERS

As of January 31, 1998, there were 734 holders of record of the Company's common stock.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 1997, no matters were submitted to the security holders through the solicitation of proxies or otherwise.

ITEM 5.   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company has adopted procedures to assist its directors and executive officers with Section 16(a) of the Securities Exchange Act, which includes assisting the officer or director in preparing forms for filing with the Securities Exchange Commission. Based on the review of such forms, the Company believes that all of its executive officers and directors complied with all filing requirements applicable to them in 1997, except that the following individuals inadvertantly failed to file the following forms: (1) the Form 3 for VP/Credit Administrator Sterlin Franks, who was appointed as an executive officer of the Bank in October 1997; (2) Forms 4 for Executive Officer

Franks and Directors Brooks, Gallagher, Garrison, Jones, Kombol, Moergeli, Raeder and Van Beek to report shares purchased during the Company's stock offering that closed in December 1997, but for which shares were not issued until Janauary 1998; and (3) Form 4 for Director Gallagher to report shares purchased in a private sale in June 1997. All ownership changes described above have been reported on Forms 5 filed with the SEC on February 13, 1998.

ITEM 6.   REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the last quarter of the period ending December 31, 1997.

                                                                      Mountain

                                                                          Bank

                                                                       Holding

                                                                       Company

                                                                           And

                                                                  Subsidiaries



                                                                  CONSOLIDATED

                                                                     FINANCIAL

                                                                        REPORT



                                                                   December 31

                                                                          1997


CONTENTS
--------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORT . . . . . . . . . . . . . . . . . F-2


CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . F-3

Consolidated Statements of Income. . . . . . . . . . . . . . . F-4

Consolidated Statements of Shareholders' Equity. . . . . . . . F-5

Consolidated Statements of Cash Flows. . . . . . . . . . . . F-6-7

Notes to Consolidated Financial Statements . . . . . . . . .F-8-23

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARIES
Enumclaw, Washington


We have audited the accompanying consolidated balance sheets of MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARIES as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARIES as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/

Knight, Vale & Gregory, Inc., P.S.
Tacoma, Washington
January 20, 1998

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(Dollars in Thousands)

Mountain Bank Holding Company and Subsidiaries
December 31, 1997 and 1996


                                                                            1997           1996
ASSETS
     Cash and due from banks                                            $  2,827       $  3,651
     Federal funds sold and interest bearing deposits in banks             2,448          7,550
     Securities available for sale                                        22,962         13,455
     Loans held for sale                                                     332             --

     Loans                                                                42,577         37,543
     Allowance for credit losses                                             555            391
     NET LOANS                                                            42,022         37,152

     Premises and equipment                                                2,483          2,206
     Accrued interest receivable                                             550            373
     Other assets                                                            241            174

     TOTAL ASSETS                                                       $ 73,865       $ 64,561


LIABILITIES
     Deposits:
        Demand                                                          $  8,991       $  8,565
        Savings and interest-bearing demand                               31,643         29,622
        Time                                                              25,387         20,617
     TOTAL DEPOSITS                                                       66,021         58,804

     Accrued interest payable                                                240            226
     Note payable                                                             45             46
     Other liabilities                                                       408            206

     TOTAL LIABILITIES                                                    66,714         59,282


SHAREHOLDERS' EQUITY
     Common stock (par value $1); authorized 5,000,000 shares;
        issued and outstanding:  1997 - 803,374 shares;
        1996 - 704,398 shares                                                803            704
     Paid-in capital                                                       5,058          3,970
     Retained earnings                                                     1,227            630
     Net unrealized gain (loss) on securities available for sale,
        net of tax of $34 in 1997 and ($12) in 1996                           63            (25)
     TOTAL SHAREHOLDERS' EQUITY                                            7,151          5,279

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 73,865       $ 64,561

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Mountain Bank Holding Company and Subsidiaries
Years Ended December 31, 1997 and 1996

                                                                            1997           1996
INTEREST INCOME
     Loans                                                                $4,074         $3,462
     Federal funds sold and deposits in banks                                147            123
     Securities available for sale                                         1,243            661
     TOTAL INTEREST INCOME                                                 5,464          4,246

INTEREST EXPENSE
     Deposits                                                              2,181          1,725
     Note payable                                                              5              5
     TOTAL INTEREST EXPENSE                                                2,186          1,730

     NET INTEREST INCOME                                                   3,278          2,516

PROVISION FOR CREDIT LOSSES                                                  179             67

     NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                 3,099          2,449

NON-INTEREST INCOME
     Service charges on deposit accounts                                     357            360
     Origination fees and gains on mortgage loans sold                       228            234
     Loss on sale of securities available for sale                           (12)           (11)
     Other                                                                   124            109
     TOTAL NON-INTEREST INCOME                                               697            692

NON-INTEREST EXPENSES
     Salaries                                                              1,219          1,121
     Employee benefits                                                       218            203
     Occupancy                                                               132            142
     Equipment                                                               299            296
     Other                                                                   981            949
     TOTAL NON-INTEREST EXPENSES                                           2,849          2,711

     INCOME BEFORE INCOME TAXES                                              947            430

INCOME TAXES                                                                 350            138

     NET INCOME                                                           $  597         $  292


EARNINGS PER SHARE DATA
     Basic earnings per share                                             $  .84         $  .43
     Diluted earnings per share                                              .79            .40


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
(Dollars in Thousands)

Mountain Bank Holding Company and Subsidiaries
Years Ended December 31, 1997 and 1996

                                                                                               NET UNREALIZED
                                                                                               GAIN (LOSS)
                                                  COMMON         PAID-IN        RETAINED       ON SECURITIES
                                                  STOCK          CAPITAL        EARNINGS       AVAILABLE FOR SALE       TOTAL

Balance at January 1, 1996                        $661           $3,576         $  321         $   8                     $4,566

Sale of common stock under employee
     stock purchase plan (730 shares)               --                7             --            --                          7

Transfer of redeemable stock                        43              387             17            --                        447

Net income                                          --               --            292            --                        292

Valuation adjustments, net of tax                   --               --             --           (33)                       (33)

     BALANCE AT DECEMBER 31, 1996                  704            3,970            630           (25)                     5,279

Sale of common stock under employee
     stock purchase plan (1,898 shares)              2               17             --            --                         19

Sale of common stock
                                                    97            1,071             --            --                      1,168

Net income                                          --               --            597            --                        597

Valuation adjustments, net of tax                   --               --             --            88                         88

     BALANCE AT DECEMBER 31, 1997                 $803           $5,058         $1,227         $  63                     $7,151


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------
(Dollars in Thousands)

Mountain Bank Holding Company and Subsidiaries
Years Ended December 31, 1997 and 1996


                                                            1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                             $    597      $    292
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Provision for credit losses                           179            67
           Depreciation and amortization                         322           282
           Deferred Federal income taxes                          --           (18)
           Loss on sales of securities available for sale         12            11
           Gain on loans sold                                    (82)          (86)
           Originations of loans held for sale                (9,848)      (10,796)
           Proceeds from sales of loans                        9,598        11,212
           Increase in accrued interest receivable              (177)          (86)
           Increase in accrued interest payable                   14            81
           Other - net                                             2            60
     NET CASH PROVIDED BY OPERATING ACTIVITIES                   617         1,019

CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) decrease in Federal funds sold and
        interest bearing deposits in banks                     5,102        (4,725)
     Purchase of securities available for sale               (19,436)      (11,894)
     Proceeds from sales of securities available for sale      9,651         6,449
     Proceeds from maturities of securities available for sale   436            72
     Increase in loans made to customers, net of principal
        collections                                           (5,049)       (6,635)
     Additions to premises and equipment                        (548)         (110)
     NET CASH USED IN INVESTING ACTIVITIES                    (9,844)      (16,843)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in demand, savings and interest-bearing
        demand deposits                                        2,447        11,801
     Net increase in time deposits                             4,770         3,322
     Net proceeds from issuance of stock                       1,187             7
     Repayment of note payable                                    (1)           (1)
     NET CASH PROVIDED BY FINANCING ACTIVITIES                 8,403        15,129

     NET CHANGE IN CASH AND DUE FROM BANKS                      (824)         (695)

CASH AND DUE FROM BANKS
     Beginning of year                                         3,651         4,346

     END OF YEAR                                            $  2,827      $  3,651


(CONTINUED)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                                                    F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------
(CONCLUDED)  (Dollars in Thousands)

Mountain Bank Holding Company and Subsidiaries
Years Ended December 31, 1997 and 1996


                                                             1997         1996
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Interest paid                                           $2,172       $1,649
     Income taxes paid                                          275           71

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES
     Change in unrealized gain (loss) on securities
        available for sale, net of tax                       $   88         ($33)
     Transfer of redeemable stock to common stock                --          447


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Mountain Bank Holding Company and Subsidiaries
December 31, 1997 and 1996


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

CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Certain prior year amounts have been reclassified to conform to the 1997 presentation. All dollar amounts, except per share information, are stated in thousands.

SECURITIES AVAILABLE FOR SALE

Securities available for sale consist of debt securities, which may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors, and certain restricted equity securities. Securities available for sale are reported at fair value. Unrealized gain and loss, net of the related deferred tax effect, are reported as a net amount in a separate component of shareholders' equity. Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings. Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity.

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

(CONTINUED)
                                        F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Mountain Bank Holding Company and Subsidiaries
December 31, 1997 and 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Generally the accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest. When interest accrual is discontinued, all unpaid accrued interest is reversed against current income. If management determines that the ultimate collectibility of principal is in doubt, cash receipts on nonaccrual loans are applied to reduce the principal income.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The allowance is based on management's periodic evaluation of potential losses in the loan portfolio after consideration of historical loss experience, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral, economic conditions, the results of examination of individual loans, the evaluation of the overall portfolio by senior credit personnel and federal and state regulatory agencies, and other risks inherent in the portfolio. This evaluation requires the use of current estimates, which may vary from the ultimate collectibility experienced in the future. The estimates used are reviewed periodically and, as adjustments become necessary, they are charged to operations in the period in which they become known.

When management determines that it is possible that a borrower will be unable to repay all amounts due according to the terms of the loan agreement, including scheduled interest payments, the loan is considered impaired. The amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, when the primary source of repayment is provided by real estate collateral, at the fair value of the collateral less estimated selling costs. The amount of impairment and any subsequent charges are recorded through the provision for credit losses as an adjustment to the allowance for credit losses.

PREMISES AND EQUIPMENT

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation, which is computed on the straight-line method over the estimated useful lives of the assets. Gains or losses on dispositions are reflected in earnings.

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

(CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Mountain Bank Holding Company and Subsidiaries
December 31, 1997 and 1996


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

STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees using the instrinsic value method, in accordance with APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements. However, the required pro forma disclosures have been provided in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS No. 128), which the Company adopted in the fourth quarter of 1997. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company's stock option plans. Earnings per share for 1996 have been restated to conform to the presentation required by SFAS No. 128.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statements of Accounting Standards Nos. 130, REPORTING COMPREHENSIVE INCOME, and 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, both of which are effective for years beginning after December 31, 1997. SFAS No.
130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.
All items that are required to be recognized under accounting standards as components of comprehensive income will have to be reported in a financial statement that is displayed with the same prominence as other financial statements. Also, the accumulated balance of other comprehensive income will have to be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 131 requires that public enterprises report financial and descriptive information about their reportable operating segments. Both of these pronouncements will require additional disclosures about the Company's operations, but are not anticipated to have any effect on financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Mountain Bank Holding Company and Subsidiaries
December 31, 1997 and 1996


NOTE 2 - RESTRICTED ASSETS

Federal Reserve Board regulations require maintenance of minimum reserve balances with the Federal Reserve Bank. The amount of such balances for the years ended December 31, 1997 and 1996 was $541.

NOTE 3 - DEBT AND EQUITY SECURITIES

Debt and equity securities have been classified according to management's intent.

The carrying amounts of securities and their approximate fair values are as follows:


                                                                  GROSS         GROSS
                                                    AMORTIZED     UNREALIZED    UNREALIZED  FAIR
                                                    COST          GAINS         LOSSES      VALUE
SECURITIES AVAILABLE FOR SALE

DECEMBER 31, 1997
     U.S. Treasury securities                       $ 4,925       $ 48          $  1        $ 4,972
     U.S. Government and agency securities           17,236         67            20         17,283
     Municipal bonds                                    306          3            --            309
     Federal Home Loan Bank and
        Federal Reserve Bank stock                      398         --            --            398

                                                    $22,865       $118          $ 21        $22,962

DECEMBER 31, 1996
     U.S. Treasury securities                       $ 3,150       $ --          $  4        $ 3,146
     U.S. Government and agency securities            8,832         10            39          8,803
     Corporate bonds                                    803         --             4            799
     Municipal bonds                                    329         --            --            329
     Federal Home Loan Bank and
        Federal Reserve Bank stock                      378         --            --            378

                                                    $13,492       $ 10          $ 47        $13,455


(CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Mountain Bank Holding Company and Subsidiaries
December 31, 1997 and 1996


NOTE 3 - DEBT AND EQUITY SECURITIES (CONCLUDED)

Gross realized gains and losses on sales of securities available for sale for the years ended December 31 were:


                                                                    1997           1996
GROSS REALIZED GAINS
     U.S. Treasury securities                                       $ 1            $--
     U.S. Government and agency securities                            5              1

                                                                    $ 6            $ 1

GROSS REALIZED LOSSES
     U.S. Treasury securities                                       $ 5            $ 6
     U.S. Government and agency securities                           11              4
     Corporate bonds                                                  2              2

                                                                    $18            $12


The scheduled maturities of debt securities available for sale at December 31, 1997 are as follows:


                                                                 AMORTIZED      FAIR
                                                                 COST           VALUE
Due in one year or less                                          $   497        $   504
Due in one to five years                                          16,199         16,270
Due in five years or more                                          5,771          5,790

                                                                 $22,467        $22,564


Securities with a carrying value of $1,013 and $499 at December 31, 1997 and 1996, respectively, were assigned or pledged to secure public deposits, certain short-term borrowings, and for other purposes as required by law.


NOTE 4 - LOANS

Loans at December 31 consist of the following:


                                                                 1997           1996
Commercial and agricultural                                      $12,004        $11,685
Real estate:
     Construction and land development                             4,453          3,537
     Mortgage                                                     21,145         17,198
Consumer                                                           4,975          5,123

                                                                 $42,577        $37,543


(CONTINUED)
                                        F-12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Mountain Bank Holding Company and Subsidiaries
December 31, 1997 and 1996


NOTE 4 - LOANS (CONCLUDED)

Changes in the allowance for credit losses for the years ended December 31, 1997 and 1996 are as follows:


                                                                 1997           1996
Balance at beginning of year                                     $391           $334
Provision for credit losses                                       179             67
Charge-offs                                                       (15)           (10)

     BALANCE AT END OF YEAR                                      $555           $391


The recorded investment in impaired loans, which were all on nonaccrual status, was $59 and $137 at December 31, 1997 and 1996, respectively. No allocation of the allowance for credit losses was considered necessary for these impaired loans. The average recorded investment in impaired loans during the years ended December 31, 1997 and 1996 was $98 and $45, respectively. Interest income recognized on impaired loans, which was collected in cash, totaled $15 in 1997. No interest income on impaired loans was collected in 1996.

At December 31, 1997, there were no commitments to lend additional funds to borrowers whose loans have been modified. There were no loans 90 days and over past due still accruing interest at December 31, 1997 or 1996.


NOTE 5 - PREMISES AND EQUIPMENT

The components of premises and equipment at December 31 are as follows:


                                                                 1997           1996
Land                                                             $  615         $  472
Buildings                                                         1,452          1,452
Equipment, furniture and fixtures                                 1,214          1,171
Construction in progress                                            362             --
     TOTAL COST                                                   3,643          3,095
Less accumulated depreciation                                     1,160            889

                                                                 $2,483         $2,206


Construction in progress at December 31, 1997 relates to construction of a new branch in Black Diamond, Washington. The branch opened in January 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Mountain Bank Holding Company and Subsidiaries
December 31, 1997 and 1996


NOTE 6 -  DEPOSITS

The aggregate amount of certificates of deposit with a minimum denomination of one hundred thousand dollars is approximately $8,253 and $6,797 at December 31, 1997 and 1996, respectively.

At December 31, 1997, the scheduled maturities of certificates of deposit are as follows:

     1998                                                        $21,978
     1999                                                          2,322
     2000                                                            788
     2001                                                             71
     2002 and thereafter                                             228

                                                                 $25,387

NOTE 7 -  NOTE PAYABLE

The note payable is secured by land, and is payable at $1 monthly, including interest of 8%. Future principal maturities are as follows: 1998 - $1;
1999 - $2; 2000 - $2; 2001 - $2; 2002 - $2 and thereafter - $36.

NOTE 8 -  INCOME TAXES

The components of the provision for income taxes are as follows at December 31:

                                                  1997           1996
     Current                                      $350           $156
     Deferred benefit                               --            (18)

     INCOME TAXES                                 $350           $138

(CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Mountain Bank Holding Company and Subsidiaries
December 31, 1997 and 1996


NOTE 8 -  INCOME TAXES - (CONCLUDED)

The effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 follows:

                                                             1997         1996
DEFERRED TAX ASSETS
     Provision for credit losses                             $161         $100
     Unrealized loss on securities available for sale          --           12
     Deferred compensation                                      7            5
     TOTAL DEFERRED TAX ASSETS                                168          117

DEFERRED TAX LIABILITIES
     Depreciation                                              16           22
     Cash basis tax accounting                                 92           38
     Deferred income                                           81           66
     Unrealized gain on securities available for sale          34           --
     TOTAL DEFERRED TAX LIABILITIES                           223          126

     NET DEFERRED TAX LIABILITIES                            $ 55         $  9

The following is a reconciliation between the statutory and effective federal income tax rates for the years ended December 31:

                                                 1997                              1996
                                                                 PERCENT OF                         PERCENT OF
                                                                 PRE-TAX                            PRE-TAX
                                                 AMOUNT          INCOME            AMOUNT           INCOME
Income tax at statutory rate                       $322           34.0%            $146             34.0%
Increase (decrease) resulting from:
     Tax exempt income                               (4)           (.4)              (7)            (1.7)
     Other                                           32            3.3               (1)             (.2)

     TOTAL INCOME TAX EXPENSE                      $350           36.9%            $138             32.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Mountain Bank Holding Company and Subsidiaries
December 31, 1997 and 1996


NOTE 9 -  RELATED PARTY TRANSACTIONS

At December 31, 1997 and 1996, certain officers and directors, or companies in which they have 10% or more beneficial interest, were indebted to the Bank in the aggregate amount of $2,176 and $1,549, respectively. During 1997, $1,652 of advances were made, and repayments totaled $1,025. During 1996, $896 of advances were made, and repayments totaled $804.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

                                                             1997         1996
Commercial and agriculture                                 $4,194       $2,273
Real estate                                                 1,993        1,661
Credit cards                                                1,434        1,308

                                                           $7,621       $5,242

Outstanding commitments under letters of credit totaled $105 and $151 at December 31, 1997 and 1996, respectively.

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

(CONTINUED)
                                      F-16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Mountain Bank Holding Company and Subsidiaries
December 31, 1997 and 1996


NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONCLUDED)

The Bank has agreements with commercial banks for lines of credit totaling approximately $3,700, and a credit line with the Federal Home Loan Bank totaling 10% of assets. The Bank has entered into a blanket pledge agreement with the Federal Home Loan Bank to secure this credit line. These lines were not drawn upon in 1997 or 1996.

On February 13, 1997, the Company entered into a settlement agreement with the Bank's former president whereby the Company agreed to pay $155 for a three-year noncompete agreement and other benefits. In addition, the executive agreed to forfeit stock options for 20,000 fully vested shares at an option price of $5 per share. Amortization of this non-compete agreement totaled $47 for the year ended December 31, 1997.


NOTE 11 - CONCENTRATION OF CREDIT RISK

The Bank has credit risk exposure, including off-balance-sheet credit risk exposure, as disclosed in Notes 4 and 10. The ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate loans and typically maintains loan-to-value ratios of no greater than 75%.

Investments in state and municipal securities involve governmental entities within the Bank's market area. Letters of credit were granted primarily to commercial borrowers. The Bank, as a matter of practice, generally does not extend credit to any single borrower or group of related borrowers in excess of $500.

The contractual amounts of credit related financial instruments such as commitments to extend credit, credit card arrangements, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.


NOTE 12 - STOCK OPTION PLANS

DIRECTORS PLAN

The 1990 Director Stock Option Plan grants a director an option to purchase 6,000 shares of common stock upon initial election to the Board of Directors at an exercise price equal to the fair market value of the common stock at the date of grant. Options are exercisable on a cumulative basis in annual installments of one-third each on the third, fourth and fifth anniversary of the date of grant. A total of 60,000 shares of the Company's common stock were reserved for option under this plan, of which 54,000 options at $5 per share were granted on June 13, 1990, to expire on June 13, 2005. All options granted are fully vested at December 31, 1997.

EMPLOYEE PLAN

In 1990, the Company adopted a plan providing for granting certain key employees options to purchase common stock. Under the terms of the plan, options are incentive stock options (as defined in the Internal Revenue
Code). The option price will be fair market value at the date of grant or a price determined by the Board of Directors, but not less than fair value. Options are exercisable on a cumulative basis in annual installments of one-third each on the third, fourth and fifth anniversary of the date of grant. Pursuant to this plan, 60,000 shares are reserved for option as of December 31, 1997, of which 51,832 have been granted.

(CONTINUED)
                                      F-17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Mountain Bank Holding Company and Subsidiaries
December 31, 1997 and 1996


NOTE 12 - STOCK OPTION PLANS (CONTINUED)

EMPLOYEE PLAN (CONCLUDED)

The Company has adopted the disclosure-only provisions of SFAS No. 123, but applies APB Opinion No. 25 in accounting for its plans. If the Company had elected to recognize compensation cost for the stock options based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:

                                                             1997         1996
Net income:
     As reported                                             $597         $292
     Pro forma                                                580          288

Basic:
     As reported                                             $.84         $.43
     Pro forma                                                .81          .43

Diluted:
     As reported                                             $.79         $.40
     Pro forma                                                .78          .40

The fair value of each option grant is estimated on the date of grant, based on the Black-Scholes option-pricing model and using the following weighted-average assumptions: dividend yield of 0.0% for all years; risk-free interest rates of 6.00%; and expected holding periods ranging from 8 to 10 years. The weighted average fair value of stock options, calculated using the Black-Scholes option-pricing model, granted in 1997 and 1996, respectively was $5.15 and $4.54, respectively. Management believes that the estimated fair values calculated using this pricing model are highly subjective. There is no active market for the options granted, and use of other models could result in different estimated fair values.

Presented below is a summary of the status of the stock options held by directors and employees, and the related transactions for the years presented:

                                                1997                              1996
                                                                WEIGHTED                             WEIGHTED
                                                                AVERAGE                              AVERAGE
                                                                EXERCISE                             EXERCISE
                                                SHARES          PRICE             SHARES             PRICE
Outstanding at beginning of year               103,332           $ 5.36            99,332             $ 5.13
Granted                                         20,500            12.50             4,000              11.00
Forfeited                                      (20,000)            5.00                --                 --

     OUTSTANDING AT END OF YEAR                103,832             6.83           103,332               5.36

Options exercisable at year-end                 77,332                             97,332

(CONTINUED)

--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Mountain Bank Holding Company and Subsidiaries
December 31, 1997 and 1996


NOTE 12 - STOCK OPTION PLANS (CONCLUDED)

The following summarizes information about stock options outstanding at December 31, 1997:

     OPTIONS OUTSTANDING

                                          WEIGHTED
                                          AVERAGE
                                          REMAINING
    EXERCISE           NUMBER             CONTRACTUAL        NUMBER
    PRICES             OUTSTANDING        LIFE               EXERCISABLE
    $  5.00             75,332             2.8 years          75,332
       6.25              2,000             4.5 years           2,000
      10.00              2,000             7.7 years              --
      11.00              4,000             8.5 years              --
      12.50             20,500             9.5 years              --

NOTE 13 - PROFIT SHARING PLAN

The Bank's defined contribution profit sharing plan covers substantially all employees who have completed one year or more of service. Employees are eligible to defer up to 15% of their gross salary, with employer contributions to the Plan made at the discretion of the Board of Directors. The Bank's contribution for the years ended December 31, 1997 and 1996 totaled $23 and $24, respectively.

NOTE 14 - DEFERRED COMPENSATION AGREEMENT

In 1993 the Bank established a deferred compensation agreement with a director under which the director will defer his director's fees. At retirement he will receive a benefit of $1 per month for 120 months. The accrued liability related to this agreement totaled $21 and $15 at December 31, 1997 and 1996, respectively. Expenses associated with this plan were $6 and $4 in 1997 and 1996, respectively. The Bank has also purchased a whole-life insurance policy which may be used to fund benefits under the deferred compensation agreement.

NOTE 15 - EMPLOYEE STOCK PURCHASE PLAN

Effective July 1, 1995, the Company adopted an employee stock purchase plan whereby eligible employees can purchase common stock at the lesser of the stock's fair market value at the beginning or ending of the plan year. The aggregate number of shares reserved under this plan is 19,270. No employee can purchase more than 200 shares of common stock valued at more than $25 in any plan year; 1,898 and 730 shares were issued at a price of $10.00 per share for the years ended December 31, 1997 and 1996, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mountain Bank Holding Company and Subsidiaries
December 31, 1997 and 1996

NOTE 16 - REGULATORY MATTERS

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

As of December 31, 1997, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                   TO BE WELL CAPITALIZED
                                                                                                   UNDER PROMPT
                                                                     CAPITAL ADEQUACY              CORRECTIVE ACTION
                                                 ACTUAL              PURPOSES                      PROVISIONS
                                                 AMOUNT    RATIO     AMOUNT              RATIO     AMOUNT           RATIO
DECEMBER 31, 1997
     TIER 1 CAPITAL (TO AVERAGE ASSETS):
          Consolidated                           $7,088    10.24%    $2,769              4.00%      N/A                N/A
          Bank                                    5,723     8.65      2,646              4.00      $3,308              5.00%
     TIER 1 CAPITAL (TO RISK-WEIGHTED ASSETS):
          Consolidated                            7,088    15.51      1,828              4.00       N/A                N/A
          Bank                                    5,723    12.70      1,803              4.00       2,704              6.00
     TIER 2 CAPITAL:
          Consolidated                            7,643    16.73      3,655              8.00       N/A                N/A
          Bank                                    6,278    13.92      3,608              8.00       4,510             10.00

(CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mountain Bank Holding Company and Subsidiaries
December 31, 1997 and 1996

NOTE 16 - REGULATORY MATTERS (CONCLUDED)

                                                                                                   TO BE WELL CAPITALIZED
                                                                                                   UNDER PROMPT
                                                                     CAPITAL ADEQUACY              CORRECTIVE ACTION
                                                 ACTUAL              PURPOSES                      PROVISIONS
                                                 AMOUNT    RATIO     AMOUNT              RATIO     AMOUNT          RATIO
DECEMBER 31, 1996
     TIER 1 CAPITAL (TO AVERAGE ASSETS):
       Consolidated                              $5,304     9.15%    $2,316              4.00%      N/A                N/A
       Bank                                       4,776     8.33      2,295              4.00      $2,668              5.00%
     TIER 1 CAPITAL (TO RISK-WEIGHTED ASSETS):
       Consolidated                               5,304    13.14      1,614              4.00       N/A                N/A
       Bank                                       4,776    12.00      1,592              4.00       2,388              6.00
     TIER 2 CAPITAL:
      Consolidated                                5,694    14.11      3,229              8.00       N/A                N/A
      Bank                                        5,142    12.92      3,185              8.00       3,981             10.00

Management believes, as of December 31, 1997, that the Company and the Bank meet all capital requirements to which they are subject.

RESTRICTIONS ON RETAINED EARNINGS

National banks can initiate dividend payments in a given year, without prior regulatory approval, equal to net profits, as defined, for that year plus retained net profits for the preceding two years. The Bank can distribute as dividends to the parent company approximately $858 as of December 31, 1997 without regulatory approval.

NOTE 17 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS - DECEMBER 31

                                                            1997           1996
ASSETS
     Cash                                                $   680       $      7
     Investment in the Bank                                5,785          4,727
     Investment in Mountain Real Estate Holdings, Inc.       653            503
     Due from subsidiaries                                   195            154
     Other assets                                            109              4

     TOTAL ASSETS                                        $ 7,422       $  5,395

LIABILITIES AND SHAREHOLDERS' EQUITY
     Federal income taxes payable                        $   191       $    116
     Other liabilities                                        80             --
     Shareholders' equity                                  7,151          5,279

     Total liabilities and shareholders' equity          $ 7,422       $  5,395

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS

Mountain Bank Holding Company and Subsidiaries
December 31, 1997 and 1996

NOTE 17 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (CONCLUDED)

CONDENSED STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31

OPERATING INCOME/BANK
     Dividend from subsidiary                                        $  225          $  60

OPERATING EXPENSES                                                      (99)           (71)

     INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY
     IN UNDISTRIBUTED INCOME OF SUBSIDIARIES                            126            (11)

INCOME TAX BENEFIT                                                       --            (25)

     INCOME BEFORE EQUITY IN
     UNDISTRIBUTED INCOME OF SUBSIDIARIES                               126             14

EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES                          471            278

     NET INCOME                                                      $  597          $ 292

CONDENSED STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                      $  597          $ 292
     Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Amortization of organization costs                                   3              3
     Amortization of covenant not to compete                             47             --
     Equity in undistributed income of subsidiaries                    (471)          (278)
     Increase in covenant not to compete                               (155)            --
     Increase in receivable from subsidiaries                           (41)          (112)
     Increase in Federal income taxes                                    76             86
     Increase in other liabilities                                       80             --
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                136             (9)

CASH FLOWS FROM INVESTING ACTIVITIES/INVESTMENT IN SUBSIDIARIES        (650)            --

CASH FLOWS FROM FINANCING ACTIVITIES
     Cost of stock offering                                             (45)            --
     Proceeds from issuance of common stock                           1,232              7
     NET CASH PROVIDED BY FINANCING ACTIVITIES                        1,187              7

     NET INCREASE (DECREASE) IN CASH                                    673             (2)

CASH, BEGINNING OF YEAR                                                   7              9

     CASH, END OF YEAR                                               $  680          $   7

Notes to Financial Statements

Mountain Bank Holding Company and Subsidiaries
December 31, 1997 AND 1996

NOTE 18 - OTHER EXPENSES

Other expenses include the following amounts which are in excess of 1% of the total of interest income and non-interest income for the years ended December 31:

                                                        1997           1996
Marketing and advertising                              $  46          $  61
Professional fees                                         81            158
Regulatory assessments                                    34             23
Data processing                                          295            269
Office supplies and expenses                              91             92
Business taxes                                            69             62

NOTE 19 - EARNINGS PER SHARE DISCLOSURES

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated.

                                                   NET
                                                   INCOME       SHARES              PER SHARE
                                                  (NUMERATOR)  (DENOMINATOR)        AMOUNT
YEAR ENDED DECEMBER 31, 1997
     Basic earnings per share:
     Net income                                         $597        713,437           $.84
     Effect of dilutive securities:
     Options                                              --         43,457           (.05)
     Diluted earnings per share:
     Net income                                          597        756,894            .79

YEAR ENDED DECEMBER 31, 1996
     Basic earnings per share:
     Net income                                         $292        671,715           $.43
     Effect of dilutive securities:
     Options                                              --         51,875           (.03)
     Diluted earnings per share:
     Net income                                          292        723,590            .40

The number of shares shown for "options" is the number of incremental shares that would result from exercise of options and use of the proceeds to repurchase shares at the average market price during the year.

NOTE 20 - STOCK OFFERING

On October 17, 1997, the Company offered for sale 100,000 shares of one dollar par value common stock at a subscription price of $12.50 per share. The offering was to the general public and completed on December 20, 1997.

                                   PART III

                                   EXHIBITS

The following exhibits are incorporated by reference to the Company's registration statement on Form SB-1 (File No. 333-36647).

EXHIBIT NO.    DESCRIPTION
2.1            Articles of Incorporation and Amendment, of the registrant
2.2            By-laws of the registrant, currently in effect
6.1            Lease Agreement for Buckley Branch office dated February 1, 1995.
6.2            Mt. Rainier National Bank 1990 Employee Stock Option Plan
6.3            Mt. Rainier National Bank 1990 Director Stock Option Plan
6.4            Mt. Rainier National Bank 1995 Employee Stock Purchase Plan

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN BANK HOLDING COMPANY

Date:          March 10, 1998


By:    /s/
   --------------------------------------------------
           Roy T. Brooks, Chairman of the Board & CEO


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/                                           Date: March 10, 1998
   --------------------------------------------------
           Roy T. Brooks, Chairman of the Board & CEO
              (Principal Executive Officer)

By:      /s/                                           Date: March 10, 1998
   --------------------------------------------------
         Sheila M. Brumley, Cashier & Secretary to the Board
             (Principal Accounting Officer)


By:      /s/                                By:       /s/
    -------------------------------------      --------------------------------
        Susan K. Bowen-Hahto, Director             Brian W. Gallagher, Director
Date: March 10, 1998                        Date: March 10, 1998


By:      /s/                                By:       /s/
    ---------------------------------           --------------------------------
       Terry L. Garrison, Director                 Michael K. Jones, Director
Date: March 10, 1998                        Date: March 10, 1998


By:      /s/                                By:       /s/
    ---------------------------------           --------------------------------
        Barry C. Kombol, Director                  John W. Raeder, Director
Date: March 10, 1998                        Date: March 10, 1998


By:      /s/                               By:       /s/
    ---------------------------------          ---------------------------------
     Garrett S. Van Beek, Director                Hans Rudy Zurcher, Director
Date: March 10, 1998                       Date: March 10, 1998


By:     /s/
    ---------------------------------
     Steve W. Moergeli, Director
Date: March 10, 1998