Form 10QSB
period 1998-03-31
MOUNTAIN BANK HOLDING CO
filed 1998-05-06
CIK 898018

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C. 20549

                                     FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1998

[ ]       Transition Report Under Section 13 or 15(d) of the Exchange Act

          For the transition period from               to
                                        ---------------   ------------------

                          Commission File Number:  0-28394
                                                 ----------


                            MOUNTAIN BANK HOLDING COMPANY
          (Exact Name of Small Business Issuer as Specified in Its Charter)


               WASHINGTON                                 91-1602736
      (State or Other Jurisdiction of                   (I.R.S. Employer
       Incorporation or Organization)                 Identification Number)

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

                               Yes   X        No
                                  ------        ------

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 806,296 (March 31, 1998)
                                                  ---------------------------

Transitional Small Business Disclosure Format:  Yes   X      No
                                                    -------     -------

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       The following Consolidated Financial Statements are presented for the Registrant, Mountain Bank Holding Company, and its wholly owned subsidiaries, Mt. Rainier National Bank and Mountain Real Estate Holdings, Inc.

PAGE:

1.     Consolidated Balance Sheet for March 31, 1998 and December 31, 1997

2. Consolidated Statements of Income for the three months ended March 31, 1998 and 1997

3. Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997.

4.     Notes to consolidated financial statements.



                           PART II - OTHER INFORMATION

5.     Item 6 Exhibits and Reports on Form 8-K

       Signatures


MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------

                                                                                  MARCH 31,          DECEMBER 31,
                                                                                    1998                1997
                                                                               -------------------------------------
                                                                                          (IN THOUSANDS)
Assets
 Cash and due from banks                                                        $         4,108     $         2,827
 Federal funds sold and interest bearing deposits in banks                                7,700               2,448
 Securities available for sale                                                           21,180              22,962
 Loans held for sale                                                                        290                 332

 Loans                                                                                   41,638              42,577
 Less allowance for possible credit losses                                                 (594)               (555)
                                                                               -------------------------------------
 Loans, net                                                                              41,044              42,022
                                                                               -------------------------------------

 Premises and equipment                                                                   2,715               2,483
 Accrued interest receivable and other assets                                               825                 791
                                                                               -------------------------------------
 Total assets                                                                   $        77,862     $        73,865
                                                                               -------------------------------------
                                                                               -------------------------------------

Liabilities
 Deposits:
  Non-interest bearing                                                          $         9,507     $         8,991
  Savings and interest-bearing demand                                                    34,415              31,643
  Time                                                                                   25,919              25,387
                                                                               -------------------------------------
 Total deposits                                                                          69,841              66,021
                                                                               -------------------------------------
 Long-term debt                                                                              45                  45
 Accrued interest and other liabilities                                                     662                 648
                                                                               -------------------------------------
 Total liabilities                                                                       70,548              66,714
                                                                               -------------------------------------

Shareholders' Equity
 Common stock (par value $1); authorized 5,000,000
  shares; issued and outstanding: 1998 - 806,296 shares;
  1997 - 803,374 shares                                                                     806                 803
 Paid-in capital                                                                          5,091               5,058
 Retained earnings                                                                        1,358               1,227
 Accumulated other comprehensive income                                                      59                  63
                                                                               -------------------------------------
 Total shareholders' equity                                                               7,314               7,151
                                                                               -------------------------------------

 Total liabilities and shareholders' equity                                     $        77,862     $        73,865
                                                                               -------------------------------------
                                                                               -------------------------------------


MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                    1998                1997
                                                                               -------------------------------------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
 Loans                                                                          $         1,063     $           942
 Securities available for sale                                                              348                 246
 Federal funds sold                                                                          54                  66
                                                                               -------------------------------------
 Total interest income                                                                    1,465               1,254

Interest Expense
  Deposits                                                                                  611                 517

Net interest income                                                                         854                 737

Provision for credit losses                                                                 (39)                (76)
                                                                               -------------------------------------

Net interest income after provision for credit losses                                       815                 661
                                                                               -------------------------------------

Noninterest income
 Service charges on deposit accounts                                                         92                  85
 Origination fees and gains on loans sold                                                    72                  43
 Gain (loss) on sales of securities available for sale                                        1                  (7)
 Other                                                                                       39                  28
                                                                               -------------------------------------
 Total noninterest income                                                                   204                 149
                                                                               -------------------------------------

Noninterest expense
 Salaries and employee benefits                                                             402                 350
 Occupancy and equipment                                                                    119                 108
 Other                                                                                      290                 248
                                                                               -------------------------------------
 Total noninterest expenses                                                                 811                 706
                                                                               -------------------------------------

Income before income taxes                                                                  208                 104

Income taxes                                                                                (78)                (45)
                                                                               -------------------------------------

Net income                                                                      $           130     $            59

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities arising during the period     $            (4)    $           (93)

Comprehensive income (loss)                                                     $           126     $           (34)
                                                                               -------------------------------------
                                                                               -------------------------------------


Per share data:
 Basic earnings per share                                                       $          0.16     $          0.08
 Diluted earnings per share                                                     $          0.15     $          0.08
 Weighted average number of common shares outstanding,
  including dilutive stock options                                                      853,375             751,477

Return on average assets                                                                  0.71%               0.57%


MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS   (Unaudited)
--------------------------------------------------------------------------------------------------------------------

                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                               -------------------------------------
                                                                                    1998                  1997
                                                                                          (IN THOUSANDS)
Net income                                                                      $           130      $           59
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for possible credit losses                                                       39                  76
  Depreciation                                                                               69                  67
  (Gain)/loss on sales of securities available for sale                                      (1)                  7
  Amortization, net of accretion                                                              6                   1
  Gain on loans sold                                                                        (72)                (43)
  Originations of loans held for sale                                                    (3,189)             (1,997)
  Proceeds from sales of loans                                                            3,303               1,779
  Other                                                                                     (16)               (218)
                                                                               -------------------------------------
Net cash provided by (used in) operating activities                                         269                (269)
                                                                               -------------------------------------

Cash Flows from Investing Activities
  Net (increase) decrease in Federal funds sold                                          (5,252)              4,425
  Purchase of securities available for sale                                              (3,063)             (8,728)
  Proceeds from maturities and sales of securities available for sale                     4,833               4,690
  Increase (decrease) in loans, net of principal collections                                939              (1,233)
  Additions to premises and equipment                                                      (301)                (12)
                                                                               -------------------------------------
Net cash used in investing activities                                                    (2,844)               (858)
                                                                               -------------------------------------

Cash Flows from Financing
  Net increase in deposits                                                                3,820               1,330
  Common Stock Sold                                                                         36
                                                                               -------------------------------------
Net cash provided by financing activities                                                 3,856               1,330
                                                                               -------------------------------------

Net increase (decrease) in cash                                                 $         1,281      $          203
Cash and Due from Banks
  Beginning of period                                                                     2,827               3,651
                                                                               -------------------------------------
  End of period                                                                 $         4,108      $        3,854
                                                                               -------------------------------------
                                                                               -------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest Paid                                                                 $           610      $          511
  Income Taxes Paid                                                             $            78      $           45

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Other comprehensive income                                                                 (4)                (93)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Mountain Bank Holding Company (the Company) and its wholly owned subsidiaries, Mt. Rainier National Bank (the Bank), and Mountain Real Estate Holdings, Inc. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with general practice within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted account principles for complete financial statements. Significant intercompany transactions and amounts have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the financial statements. Reference is hereby made to the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.
The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 1998.

NOTE 2 - EARNINGS PER COMMON SHARE

Basic earnings per share is based on the average number of common shares outstanding, assuming no dilution. Diluted earnings per common share is computed assuming the exercise of stock options.

NOTE 3 - YEAR 2000

Mountain Bank Holding Company has initiated a program to prepare the Company's computer systems and applications for the year 2000. The Board of Directors has established the time frame for year 2000 compliance company-wide. The Year 2000 committee has been working on this effort for several months. The Company is to have all products, services and and supporting technical systems year 2000 compliant by year end 1998. The testing and conversion of system applications is not expected to result in a material cost to the Company.

NOTE 4 - ACCOUNTING CHANGE

In the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (SFAS No. 130), which was effective for years beginning after December 15, 1997. SFAS No. 130 requires that an entity report and display comprehensive income with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. With regard to the Company, currently the only items of comprehensive income are changes in the fair value of its available for sale securities portfolio. Accordingly, changes in the value of that portfolio during the period, net of tax, are reported as Other Comprehensive Income in the accompanying Consolidated Statement of Income and Comprehensive Income. Changes in the fair value of the available for sale securities portfolio for the three months ended March 31, 1997, which were previously reported in the Consolidated Statement of Shareholders' Equity, have been reclassified and retroactively reported as Other Comprehensive Income. The cumulative adjustment, net of taxes, to record the available for sale securities portfolio at fair value at period end was previously reported as Net unrealized gain (loss) on securities available for sale, net of tax in the Company's consolidated balance sheets. That cumulative adjustment is now termed Accumulated other comprehensive income. There was no effect on previously reported net income as a result of this reporting change.

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


                                        MOUNTAIN BANK HOLDING COMPANY
                                         (Registrant)




Dated:   April 21, 1998                      /s/
                                        -------------------------------------
                                        Roy T. Brooks, President and Chief
                                        Executive Officer




Dated:   April 21, 1998                      /s/
                                        -------------------------------------
                                        Sheila Brumley, Chief Financial Officer