Form 10QSB
period 1998-06-30
MOUNTAIN BANK HOLDING CO
filed 1998-07-29
CIK 898018

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C. 20549

                                     FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1998

[ ]       Transition Report Under Section 13 or 15(d) of the Exchange Act

          For the transition period from _____________ to ______________


                         Commission File Number :  0-28394
                                                 --------


                            MOUNTAIN BANK HOLDING COMPANY
          (Exact Name of Small Business Issuer as Specified in Its Charter)


     WASHINGTON                                                  91-1602736
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

                             Yes   X            No
                                 -----            -----

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:  807,482   (June 30, 1998)
                                                 -----------------------------

Transitional Small Business Disclosure Format:  Yes  X     No
                                                   -----     -----

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The following Consolidated Financial Statements are presented for the Registrant, Mountain Bank Holding Company, and its wholly owned subsidiaries, Mt. Rainier National Bank and Mountain Real Estate Holdings, Inc.

PAGE:

1.   Consolidated Balance Sheet for June 30, 1998 and December 31, 1997

2. Consolidated Statements of Income for the three months and six months ended June 30, 1998 and 1997

3. Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997.

4.   Notes to consolidated financial statements.



                            PART II - OTHER INFORMATION

5.   Item 6 Exhibits and Reports on Form 8-K

     Signatures

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

                                                                   JUNE 30,      DECEMBER 31,
                                                                     1998            1997
                                                                    ----------------------
                                                                         (IN THOUSANDS)
Assets
  Cash and due from banks                                          $ 3,579         $ 2,827
  Federal funds sold and interest bearing deposits in banks          4,105           2,448
  Securities available for sale                                     24,620          22,962
  Loans held for sale                                                  463             332

  Loans                                                             43,324          42,577
  Less allowance for possible credit losses                           (628)           (555)
                                                                    ----------------------
  Loans, net                                                        42,696          42,022
                                                                    ----------------------

  Premises and equipment                                             2,643           2,483
  Accrued interest receivable and other assets                         954             791
                                                                    ----------------------
  Total assets                                                     $79,060        $ 73,865
                                                                    ----------------------
                                                                    ----------------------

Liabilities
  Deposits:
     Non-interest bearing                                          $ 9,632         $ 8,991
     Savings and interest-bearing demand                            35,179          31,643
     Time                                                           25,711          25,387
                                                                    ----------------------
  Total deposits                                                    70,522          66,021
                                                                    ----------------------
   Long-term debt                                                       44              45
   Other borrowed money                                                400               -
   Accrued interest and other liabilities                              597             648
                                                                    ----------------------
  Total liabilities                                                 71,563          66,714
                                                                    ----------------------
                                                                    ----------------------


Shareholders' Equity
  Common stock (par value $1); authorized 5,000,000
     shares; issued and outstanding: 1998 - 807,482 shares;
     1997 - 803,374 shares                                             807             803
  Paid-in capital                                                    5,104           5,058
  Retained earnings                                                  1,525           1,227
  Accumulated other comprehensive income                                61              63
                                                                    ----------------------
  Total shareholders' equity                                         7,497           7,151
                                                                    ----------------------

  Total liabilities and shareholders' equity                       $79,060         $73,865
                                                                    ----------------------
                                                                    ----------------------

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

                                                                 THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                        JUNE 30,                               JUNE 30,
                                                              ---------------------------------------------------------------
                                                                  1998           1997                     1998           1997
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest Income
  Loans                                                       $  1,101       $  1,002                 $  2,164       $  1,944
  Securities available for sale                                    351            309                      699            555
  Federal funds sold                                                80             21                      134             87
                                                              ---------------------------------------------------------------
  Total interest income                                          1,532          1,332                    2,997          2,586

Interest Expense
   Deposits                                                        626            527                    1,236          1,044
   Long Term Debt                                                    1              2                        2              2
                                                              ---------------------------------------------------------------
Total Interest Expense                                             627            529                    1,238          1,046


Net interest income                                                905            803                    1,759          1,540

Provision for credit losses                                        (39)           (24)                     (78)          (100)
                                                              ---------------------------------------------------------------

Net interest income after provision for credit losses              866            779                    1,681          1,440
                                                              ---------------------------------------------------------------

Noninterest income
  Service charges on deposit accounts                               98             93                      190            178
  Origination fees and gains on loans sold                          78             54                      150             97
  Gain (loss) on sales of securities available for sale             12             (5)                      13            (12)
  Other                                                             45             37                       84             65
                                                              ---------------------------------------------------------------
  Total noninterest income                                         233            179                      437            328
                                                              ---------------------------------------------------------------

Noninterest expense
  Salaries and employee benefits                                   401            359                      803            709
  Occupancy and equipment                                          114            113                      233            221
  Other                                                            324            253                      614            501
                                                              ---------------------------------------------------------------
  Total noninterest expenses                                       839            725                    1,650          1,431
                                                              ---------------------------------------------------------------

Income before income taxes                                         260            233                      468            337

Income taxes                                                       (93)           (87)                    (171)          (132)
                                                              ---------------------------------------------------------------

Net income                                                    $    167       $    146                 $    297       $    205

Other comprehensive income, net of tax:
   Unrealized holding gains (losses) on securities            $      2       $     88                 $      2       $     (5)
   arising during the period
Comprehensive income                                          $    169       $    234                 $    299       $    200
                                                              ---------------------------------------------------------------
                                                              ---------------------------------------------------------------

Per share data:
   Basic earnings per share                                   $   0.21       $   0.21                 $   0.37       $   0.29
   Diluted earnings per share                                 $   0.20       $   0.19                 $   0.35       $   0.27
   Weighted average number of common shares outstanding,
      including dilutive stock options                         856,349        752,110                  855,953        751,793

Return on average assets                                         0.87%          0.91%                    0.78%          0.64%

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS   (UNAUDITED)


                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                             ----------------------
                                                                                               1998           1997
                                                                                                  (IN THOUSANDS)
Net income                                                                                   $   297        $   205
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for credit losses                                                                   78            100
    Depreciation                                                                                 141            135
    (Gain)/loss on sales of securities available for sale                                        (13)            12
    Amortization, net of accretion                                                                14             (1)
    Gain on loans sold                                                                          (150)           (97)
    Originations of loans held for sale                                                       (6,916)        (3,974)
    Proceeds from sales of loans                                                               6,935          3,919
    Other                                                                                       (211)          (244)
                                                                                             ----------------------
Net cash provided by operating activities                                                        175             55
                                                                                             ----------------------

Cash Flows from Investing Activities
    Net (increase) decrease in Federal funds sold and interest bearing deposits in banks      (1,657)         4,000
    Purchase of securities available for sale                                                 (8,161)       (11,475)
    Proceeds from maturities and sales of securities available for sale                        6,497          5,502
    Increase in loans, net of principal collections                                             (752)        (1,313)
    Additions to premises and equipment                                                         (305)           (30)
    Proceeds from disposition of premises and/or equipment                                         4              -
                                                                                             ----------------------
Net cash used in investing activities                                                         (4,374)        (3,316)
                                                                                             ----------------------

Cash Flows from Financing
    Net increase in deposits                                                                   4,501            813
    Increase in other borrowed money                                                             400          1,800
    Common stock sold                                                                             50             19
                                                                                             ----------------------
Net cash provided by financing activities                                                      4,951          2,632
                                                                                             ----------------------

Net increase (decrease) in cash                                                              $   752        $  (629)

Cash and Due from Banks
    Beginning of period                                                                        2,827          3,651
                                                                                             ----------------------
    End of period                                                                            $ 3,579        $ 3,022
                                                                                             ----------------------
                                                                                             ----------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest Paid                                                                             $ 1,236        $ 1,059
   Income Taxes Paid                                                                         $   171        $   205

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
      Other comprehensive income                                                                   2             (5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Mountain Bank Holding Company (the Company) and its wholly owned subsidiaries, Mt. Rainier National Bank (the Bank), and Mountain Real Estate Holdings, Inc. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with general practice within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant intercompany transactions and amounts have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the financial statements. Reference is hereby made to the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. The results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 1998.

NOTE 2 - EARNINGS PER COMMON SHARE

Basic earnings per share is based on the average number of common shares outstanding, assuming no dilution. Diluted earnings per common share is computed assuming the exercise of stock options.

NOTE 3 - YEAR 2000

Mountain Bank Holding Company has initiated a program to prepare the Company's computer systems and applications for the year 2000. The Board of Directors has established the time frame for year 2000 compliance company-wide. The Year 2000 committee has been working on this effort for several months. The Company is to have all products, services and and supporting technical systems year 2000 compliant by second quarter 1999. The Company's processing related to loans, deposits, general ledger and other financial applications are provided by an outside service bureau. The service bureau has advised the Company that it has committed resources to perform and test any changes to its software to ensure Year 2000 compatibility by December 31, 1998. The testing and conversion of systems applications is not expected to result in a material cost to the Company.

The Company is also evaluating the potential Year 2000 technology problems related to entities with which it has significant relationships. Such evaluation is expected to be completed by September 30, 1998.

NOTE 4 - ACCOUNTING CHANGE

In the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), which was effective for years beginning after December 15, 1997. SFAS No. 130 requires that an entity report and display comprehensive income with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. With regard to the Company, currently the only items of comprehensive income are changes in the fair value of its available for sale securities portfolio. Accordingly, changes in the value of that portfolio during the period, net of tax, are reported as "Other Comprehensive Income" in the accompanying Consolidated Statement of Income and Comprehensive Income. Changes in the fair value of the available for sale securities portfolio for the six months ended June 30, 1997, which were previously reported in the Consolidated Statement of Shareholders' Equity, have been reclassified and retroactively reported as Other Comprehensive Income. The cumulative adjustment, net of taxes, to record the available for sale securities portfolio at fair value at period end was previously reported as "Net unrealized gain (loss) on securities available for sale, net of tax" in the Company's consolidated balance sheets. That cumulative adjustment is now termed "Accumulated other comprehensive income". There was no effect on previously reported net income as a result of this reporting change.

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


                                        MOUNTAIN BANK HOLDING COMPANY
                                         (Registrant)




Dated:   July 24, 1998             /s/  Roy T. Brooks
                                   --------------------------------------------
                                        Roy T. Brooks, President and Chief
                                        Executive Officer



Dated:   July 24, 1998             /s/  Sheila Brumley
                                   --------------------------------------------
                                        Sheila Brumley, Chief Financial Officer