Form 10QSB
period 1998-09-30
MOUNTAIN BANK HOLDING CO
filed 1998-11-09
CIK 898018

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1998

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 807,482 (September 30,
1998)

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


PAGE:
1.       Consolidated Balance Sheets for September 30, 1998 and December 31,
         1997

2. Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended September 30, 1998 and 1997

3.       Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1998 and 1997.

4-6.     Notes to consolidated financial statements.

                           PART II - Other Information

7.       Item 6 Exhibits and Reports on Form 8-K

         Signatures

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS  (Unaudited)
-------------------------------------------------------------------------------

                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                          1998                1997
                                                                      -------------       -----------
                                                                               (IN THOUSANDS)
Assets
  Cash and due from banks                                              $  3,112            $  2,827
  Federal funds sold and interest bearing deposits in banks               4,350               2,448
  Securities available for sale                                          25,432              22,962
  Loans held for sale                                                       543                 332
  Loans                                                                  44,640              42,577
  Less allowance for possible credit losses                                (625)               (555)
                                                                       --------            --------
  Loans, net                                                             44,015              42,022
                                                                       --------            --------
  Premises and equipment                                                  3,080               2,483
  Accrued interest receivable and other assets                              857                 791
                                                                       --------            --------
  Total assets                                                         $ 81,389            $ 73,865
                                                                       --------            --------
                                                                       --------            --------

Liabilities
  Deposits:
     Non-interest bearing                                              $ 11,103             $ 8,991
     Savings and interest-bearing demand                                 35,293              31,643
     Time                                                                26,496              25,387
                                                                       --------            --------
  Total deposits                                                         72,892              66,021
                                                                       --------            --------
  Long-term debt                                                             44                  45
  Accrued interest and other liabilities                                    554                 648
                                                                       --------            --------
  Total liabilities                                                      73,490              66,714
                                                                       --------            --------

Shareholders' Equity
  Common stock (par value $1); authorized 5,000,000
     shares; issued and outstanding: 1998 - 807,482 shares;
     1997 - 803,374 shares                                                  807                 803
  Paid-in capital                                                         5,094               5,058
  Retained earnings                                                       1,804               1,227
  Accumulated other comprehensive income                                    194                  63
                                                                       --------            --------
  Total shareholders' equity                                              7,899               7,151
                                                                       --------            --------

  Total liabilities and shareholders' equity                           $ 81,389            $ 73,865
                                                                       --------            --------
                                                                       --------            --------

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
-------------------------------------------------------------------------------


                                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                                          -------------------------------------------------------------------------
                                                             1998                 1997                1998                1997
                                                          -----------         ------------       --------------        ------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest Income
  Loans                                                     $ 1,169               $ 1,064           $ 3,333               $ 3,008
  Securities available for sale                                 378                   329             1,077                   884
  Federal funds sold and deposits in banks                       44                    34               178                   121
                                                            -------               -------           -------               -------
  Total interest income                                       1,591                 1,427             4,588                 4,013

Interest Expense
   Deposits                                                     634                   555             1,872                 1,599
   Long Term Debt                                                 1                     1                 3                     3
                                                            -------               -------           -------               -------
Total Interest Expense                                          635                   556             1,875                 1,602


Net interest income                                             956                   871             2,713                 2,411

Provision for credit losses                                       -                   (24)              (78)                 (124)
                                                            -------               -------           -------               -------

Net interest income after provision for credit losses           956                   847             2,635                 2,287
                                                            -------               -------           -------               -------

Noninterest income
  Service charges on deposit accounts                           112                    89               302                   267
  Origination fees and gains on loans sold                       88                    60               238                   157
  Gain (loss) on sales of securities available for sale           6                    (2)               19                   (14)
  Other                                                          33                    18               117                    83
                                                            -------               -------           -------               -------
  Total noninterest income                                      239                   165               676                   493
                                                            -------               -------           -------               -------

Noninterest expense
  Salaries and employee benefits                                421                   358             1,224                 1,067
  Occupancy and equipment                                       114                   100               345                   321
  Other                                                         224                   239               838                   740
                                                            -------               -------           -------               -------
  Total noninterest expenses                                    759                   697             2,407                 2,128
                                                            -------               -------           -------               -------

Income before income taxes                                      436                   315               904                   652

Income taxes                                                   (157)                 (112)             (328)                 (244)
                                                            -------               -------           -------               -------

Net income                                                    $ 279                 $ 203             $ 576                 $ 408

Other comprehensive income, net of tax:
   Unrealized holding gains (losses) on securities            $ 103                 $ (16)            $ 131                 $  70
   arising during the period
Comprehensive income                                          $ 382                 $ 187             $ 707                 $ 478
                                                            -------               -------           -------               -------
                                                            -------               -------           -------               -------

Per share data:
   Basic earnings per share                                  $ 0.35                $ 0.29            $ 0.71               $ 0.58
   Diluted earnings per share                                $ 0.33                $ 0.27            $ 0.67               $ 0.54
   Weighted average number of common shares outstanding,
      including dilutive stock options                      856,349               753,375           856,217               752,531

Return on average assets                                      1.44%                 0.91%             0.99%                 0.64%

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS   (Unaudited)
-------------------------------------------------------------------------------

                                                                                                        NINE MONTHS ENDED
                                                                                                           SEPTEMBER 30,
                                                                                               ------------------------------------
                                                                                                    1998                   1997
                                                                                               --------------         -------------
                                                                                                           (IN THOUSANDS)

Net income                                                                                           $ 576                  $ 408

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for credit losses                                                                         78                    124
    Depreciation                                                                                       209                    203
    (Gain)/loss on sales of securities available for sale                                              (19)                    14
    Amortization, net of accretion                                                                      32                     (6)
    Gain on loans sold                                                                                (238)                  (157)
    Originations of loans held for sale                                                            (10,295)                (6,446)
    Proceeds from sales of loans                                                                    10,322                  6,348
    Other                                                                                             (227)                  (119)
                                                                                                  --------               --------
Net cash provided by operating activities                                                              438                    369
                                                                                                  --------               --------

Cash Flows from Investing Activities
    Net (increase) decrease in Federal funds sold and interest bearing deposits in banks            (1,902)                 5,775
    Purchase of securities available for sale                                                      (10,440)               (15,610)
    Proceeds from maturities and sales of securities available for sale                              8,155                  8,386
    Increase in loans, net of principal collections                                                 (2,071)                (3,936)
    Additions to premises and equipment                                                               (810)                  (177)
    Proceeds from disposition of premises and/or equipment                                               4                    -
                                                                                                  --------               --------
Net cash used in investing activities                                                               (7,064)                (5,562)
                                                                                                  --------               --------

Cash Flows from Financing
    Net increase in deposits                                                                         6,871                  4,708
    Repayment of long term debt                                                                         (1)                   -
    Common stock sold                                                                                   41                     19
                                                                                                  --------               --------
Net cash provided by financing activities                                                            6,911                  4,727
                                                                                                  --------               --------

Net increase (decrease) in cash                                                                      $ 285                 $ (466)

Cash and Due from Banks
    Beginning of period                                                                              2,827                  3,651
                                                                                                  --------               --------
    End of period                                                                                  $ 3,112                $ 3,185
                                                                                                  --------               --------
                                                                                                  --------               --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest Paid                                                                                   $ 1,868               $  1,595
   Income Taxes Paid                                                                               $   415               $    235

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
      Other comprehensive income                                                                       131                     70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

         The unaudited consolidated financial statements include the accounts of Mountain Bank Holding Company (the Company) and its wholly owned subsidiaries, Mt. Rainier National Bank (the Bank), and Mountain Real Estate Holdings, Inc. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with general practice within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant intercompany transactions and amounts have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the financial statements. Reference is hereby made to the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 1998.

NOTE 2 - EARNINGS PER COMMON SHARE

         Basic earnings per share is based on the average number of common shares outstanding, assuming no dilution. Diluted earnings per common share is computed assuming the exercise of stock options.

NOTE 3 - YEAR 2000

         The century date change for the year 2000 is a serious issue that may impact virtually every organization, including the Company. Many software programs are not able to recognize the year 2000, since most programs and systems were designed to store calendar years in the 1900s by assuming the "19" and storing only the last two digits of the year. The problem is especially important to financial institutions since many transactions, such as interest accruals and payments, are date sensitive, and because the Bank interacts with numerous customers, vendors and third party service providers who must also address the year 2000 issue. The problem is not limited to computer systems. Year 2000 issues will potentially affect every system that has an embedded microchip, such as automated teller machines, elevators and vaults.

         THE COMPANY'S STATE OF READINESS

         The Company and the Bank are committed to addressing these Year 2000 issues in a prompt and responsible manner, and they have dedicated the resources to do so. Management has completed an assessment of its automated systems and has implemented a program consistent with applicable regulatory guidelines, to complete all steps necessary to resolve identified issues. The Company's compliance program has several phases, including (1) project management; (2) assessment; (3) testing; and (4) remediation and implementation.

         PROJECT MANAGEMENT. The Company has formed a Year 2000 compliance committee consisting of senior management and departmental representatives. The committee has met regularly since September 1997. A Year 2000 compliance plan was developed and regular meetings have been held to discuss the process, assign tasks, determine priorities and monitor progress. The committee regularly reports to the Company's Board.

         ASSESSMENT. All of the Bank's computer equipment and mission-critical software programs have been identified. This phase is essentially complete. The Bank's primary software vendors were also assessed during this phase, and vendors who provide mission-critical software have been contacted. The Company will continue to monitor and work with these vendors. The Company has also identified, and begun working with, the Bank's significant borrowers to assess the extent to which they may be affected by year 2000 issues.

         TESTING. Updating and testing of the Company's and the Bank's automated systems is currently underway and the Company anticipates that all testing will be complete by June 30, 1999. Upon completion, the Company will be able to identify any internal computer systems that remain non-compliant.

         REMEDIATION AND IMPLEMENTATION. This phase involves obtaining and implementing renovated software applications provided by the Company's vendors. As these applications are received and implemented, the Company will test them for year 2000 compliance. This phase also involves upgrading and replacing automated systems where appropriate and will continue throughout 1998 and 1999.

         ESTIMATED COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

         The total financial effect that year 2000 issues will have on the Company and the Bank cannot be predicted with any certainty at this time. In fact, in spite of all efforts being made to rectify these problems, the success of the Company's efforts will not be known until the year 2000 actually arrives. However, based on its assessment to date, the Company does not believe that expenses related to meeting Year 2000 challenges will have a material effect on the operations or financial condition of the Company or the Bank. Year 2000 challenges facing vendors of mission-critical software and systems, and facing Bank customers, could have a material effect on the operations or financial condition of the Company and the Bank, to the extent such parties are materially affected by such challenges.

         RISKS RELATED TO YEAR 2000 ISSUES

         The year 2000 poses certain risks to the Company and the Bank and their operations. Some of these risks are present because the Company purchases technology and information systems applications from other parties who face Year 2000 challenges. Other risks are inherent in the business of banking or are risks faced by many companies. Although it is impossible to identify all possible risks that the Company may face moving into the millennium, management has identified the following significant potential risks:

         Commercial banks may experience a contraction in their deposit base, if a significant amount of deposited funds are withdrawn by customers prior to the year 2000, and interest rates may increase as the millennium approaches. This potential deposit contraction could make it necessary for the Bank to change its sources of funding and could impact future earnings. The Company established a contingency plan for addressing this situation, should it arise, into its asset and liability management policies. The plan includes maintaining the ability to borrow funds from correspondent banks and the Federal Home Loan Bank of Seattle. Significant demand for funds from other banks could reduce the amount of funds available for the Bank to borrow. If insufficient funds are available from these sources, the Bank may also sell investment securities or other liquid assets to meet liquidity needs.

         The Bank lends significant amounts to businesses in its marketing area. If these businesses are adversely affected by year 2000 problems, their ability to repay loans could be impaired. This increased credit risk could adversely affect the Bank's financial performance. During the assessment phase of the Company's Year 2000 program, each of the Bank's substantial borrowers were identified, and the Bank is working with such borrowers to ascertain their levels of exposure to year 2000 problems. To the extent that the Bank is unable to assure itself of the year 2000 readiness of such borrowers, it intends to apply additional risk assessment criteria to the indebtedness of such borrowers and make any necessary related adjustments to the Bank's provision for loan losses.

         The Company's and the Bank's operations, like those of many other companies, can be adversely affected by the year 2000 triggered failures of other companies upon whom the Company and the Bank depend for the functioning of their automated systems. Accordingly, the Company's and the Bank's operations could be materially affected, if the operations of mission-critical third party service providers are adversely affected. As described above, the Company has identified its mission-critical vendors and is monitoring their year 2000 compliance programs.

         THE COMPANY'S CONTINGENCY PLANS

         The Company has not yet developed any specific contingency plans related to year 2000 issues, other than those described above. As the Company and the Bank continue the testing phase, and based on future ongoing assessment of the readiness of vendors, service providers and substantial borrowers, the Company will develop appropriate contingency plans. Certain circumstances, as described above in "Risks", may occur for which there are no completely satisfactory contingency plans.

                           FORWARD LOOKING STATEMENTS

         The discussion above regarding the century date change for the year 2000 includes certain "forward looking statements" concerning the future operations of the Company. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 as they apply to forward looking statements. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements". Management's ability to predict results of the effect of future plans is inherently uncertain and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include the Company's success in identifying systems and programs that are not Year 2000 compliant; the possibility that systems modifications will not operate as intended; unexpected costs associated with remediation, including labor and consulting costs; the uncertainty associated with the impact of the century change on the Company's customers, vendors and third party service providers; and the economy generally.

NOTE 4 - ACCOUNTING CHANGE

         In the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (SFAS No.
130), which was effective for years beginning after December 31, 1997. SFAS No. 130 requires that an entity report and display comprehensive income with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. With regard to the Company, currently the only items of comprehensive income are changes in the fair value of its available for sale securities portfolio. Accordingly, changes in the value of that portfolio during the period, net of tax, are reported as "Other Comprehensive Income" in the accompanying Consolidated Statement of Income and Comprehensive Income. Changes in the fair value of the available for sale securities portfolio for the nine months ended September 30, 1997, which were previously reported in the Consolidated Statement of Shareholders' Equity, have been reclassified and retroactively reported as Other Comprehensive Income. The cumulative adjustment, net of taxes, to record the available for sale securities portfolio at fair value at period end was previously reported as "Net unrealized gain (loss) on securities available for sale, net of tax" in the Company's consolidated balance sheets. That cumulative adjustment is now termed "Accumulated other comprehensive income". There was no effect on previously reported net income as a result of this reporting change.

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


                                   MOUNTAIN BANK HOLDING COMPANY
                                   (Registrant)




Dated:   October 29, 1998          ------------------------------------------
                                   Roy T. Brooks, President and Chief
                                   Executive Officer




Dated:   October 29, 1998          ------------------------------------------
                                   Sheila Brumley, Chief Financial Officer