Form 10KSB40
period 1998-12-31
MOUNTAIN BANK HOLDING CO
filed 1999-03-19
CIK 898018

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                / x / Annual report under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934 (FEE REQUIRED)

                  For the fiscal year ended DECEMBER 31, 1998.

               /   /  Transition report under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934 (NO FEE REQUIRED)


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


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.       Yes      X                 No
                   ----------                ---------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB [ X ]

State the issuer's revenues for its most recent fiscal year:   $7,071,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: at February 22, 1999 - $13,187,843
      ----------------------------------------

Number of shares of common stock outstanding as of January 31, 1999: 907,482
                                                                    ------------

                       DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated by reference into Part I of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format:  Yes   X     No
                                                   -------    ------

                                TABLE OF CONTENTS

                                     PART I
                         (ITEMS 6-11, FORM 1-A, MODEL B)


                                                                                                        Page
                                                                                                           #


ITEM 6.         DESCRIPTION OF BUSINESS..........................................................         1
                     GENERAL.....................................................................         1
                DESCRIPTION OF MT. RAINIER NATIONAL BANK.........................................         2
                     THE BANK....................................................................         2
                     HISTORY.....................................................................         2
                     BUSINESS....................................................................         2
                     SERVICE AREA................................................................         3
                     EMPLOYEES...................................................................         3
                     COMPETITION.................................................................         3
                     PRODUCTS AND SERVICES.......................................................         3
                     MARKETING...................................................................         4
                     LENDING ACTIVITIES..........................................................         4
                     INVESTMENT PORTFOLIO........................................................         5
                     STATISTICAL INFORMATION ABOUT THE COMPANY...................................         6
                         Loan Portfolio..........................................................         6
                         Loan Loss Experience....................................................         7
                         Allocation of Loan Loss By Loan Classification..........................         7
                         Investment Securities Portfolio.........................................         8
                         Deposit Liability Composition...........................................         8
                         GAP Analysis............................................................         9
                         Distribution of Average Assets, Liability and Shareholders' Equity......        10
                         Changes in Interest Income and Expense Volume and Rate Variance.........        10
                    SUPERVISION AND REGULATION...................................................        11
                          The Company............................................................        11
                          Bank Holding Company Regulation........................................        11
                          Transactions with Affiliates...........................................        12
                          Regulation of Management...............................................        12
                          Tie-In Arrangements....................................................        12
                          State Law Restrictions.................................................        12
                          Mt. Rainier National Bank..............................................        13
                          Interstate Banking and Branching.......................................        13
                          Deposit Insurance......................................................        14
                          Dividends..............................................................        14
                          Capital Adequacy.......................................................        14
                          Effects of Government Monetary Policy..................................        15
                          Changes in Banking Laws and Regulations................................        16
                     YEAR 2000...................................................................        16
                           The Company's State of Readiness......................................        16
                           Estimated Costs to Address the Company's Year 2000 Issues.............        17
                           Risks Related to Year 2000 Issues.....................................        17
                           The Company's Contingency Plans.......................................        18
                     FORWARD LOOKING STATEMENTS..................................................        18

ITEM 7.         DESCRIPTION OF PROPERTY..........................................................        19

ITEM 8.         DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES..........................        19

ITEM 9.         REMUNERATION OF DIRECTORS AND OFFICERS...........................................        19

                                TABLE OF CONTENTS

                                     PART I
                         (ITEMS 6-11, FORM 1-A, MODEL B)
                                   (CONTINUED)


                                                                                                      Page #

ITEM 10.        SECURITY OWNERSHIP OF MANAGEMENT AND
                CERTAIN SECURITY HOLDERS........................................................          19

ITEM 11.        INTEREST OF MANAGEMENT AND OTHERS IN                                                      20
                CERTAIN TRANSACTIONS............................................................


                                     PART II
                         (ITEMS 1-6, FORM 1-A, MODEL B)

ITEM 1.         MARKET PRICE OF AND DIVIDENDS ON THE                                                      21
                REGISTRANT'S COMMON EQUITY......................................................
                     MARKET INFORMATION.........................................................          21
                     NUMBER OF EQUITY HOLDERS...................................................          21
                     CASH DIVIDENDS.............................................................          21
                     PAYMENT OF DIVIDENDS.......................................................          22

ITEM 2.         LEGAL PROCEEDINGS...............................................................          22

ITEM 3.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS...................................          22

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................          22

ITEM 5.         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...............................          22

ITEM 6.         REPORTS ON FORM 8-K.............................................................          22



                                    PART F/S
                              FINANCIAL STATEMENTS

                                                                                                      Page #
                FINANCIAL STATEMENTS.............................................................       F-1



                                    PART III
                                    EXHIBITS

                                                                                                      Page #
                EXHIBITS.........................................................................       E-1



                                   SIGNATURES

                                                                                                      Page #
                SIGNATURES.......................................................................       S-1

                          FORM 10-KSB AMENDMENT NO. 2
                       TRANSITIONAL SMALL BUSINESS ISSUER
                      DISCLOSURE PURSUANT TO ALTERNATIVE 2

                                     PART I
                         (ITEMS 6-11, MODEL B, FORM 1-A)

ITEM 6.  DESCRIPTION OF BUSINESS

GENERAL

         Mountain Bank Holding Company (the "Company") is a Washington corporation formed in 1993 primarily to hold all of the Common Stock of Mt. Rainier National Bank (the "Bank"), a National Banking Association organized under the laws of the United States. The Bank provides personal and commercial banking and related financial services at its main office located at 501 Roosevelt Avenue, Enumclaw, Washington, at its branch offices located in Buckley, Washington, at 29290 Highway 410, and located in Black Diamond, Washington, at 31329 Third Ave. and located in Auburn, Washington, at 1436 Auburn Way So. The Company is regulated by the Federal Reserve Board (the "FRB") under the Bank Holding Company Act of 1956, as amended. A bank holding company is generally defined as a company that has direct or indirect control of a bank. The Company qualifies as a bank holding company because it owns one hundred percent (100%) of the outstanding securities of the Bank. At December 31, 1998, the Company reported on a consolidated basis total assets of $87,735,000, total deposits of $77,593,000, and shareholders' equity of $9,691,000.

The Company previously had one subsidiary other than the Bank. That subsidiary was Mountain Real Estate Holdings, Inc., which was incorporated on March 10, 1994. The purpose of Mountain Real Estate Holdings, Inc. was to engage solely in the business of holding premises occupied or to be occupied by the Bank, together with fixed assets used in conjunction with the premises occupied by the Bank. The premises have subsequently been transferred to the Bank. At that time Mountain Real Estate Holdings, Inc. became inactive.

The Company's strategy is to capitalize on its investment in the Bank through continued growth in the Bank's assets, deposits and earnings, and creation of long-term value for Company shareholders by pursuing the following:

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

                    DESCRIPTION OF MT. RAINIER NATIONAL BANK
THE BANK

         Mt. Rainier National Bank is a wholly-owned subsidiary of the Company. While the Company and the Bank are distinctly different entities regulated by different regulatory bodies, the income of the Company presently is almost entirely derived from dividends upstreamed from the Bank to the Company. Therefore, the value of the securities of the Company is, to a large extent, dependent upon the success of the Bank.

HISTORY

         The Bank opened on July 2, 1990, in Enumclaw, Washngton, and has been operating since that date.

BUSINESS

         The Bank offers a full line of commercial banking services including checking accounts, savings programs, ATMs, night depository services, customer deposit box facilities, consumer loans, residential loans, commercial loans, real estate and construction loans and agriculture loans, NOW accounts and certificates of deposit.

         The principal sources of the Bank's revenues are: (i) interest and fees on loans; (ii) deposit service charges; (iii) interest on federal funds sold (funds loaned on a short-term basis to other banks); (iv) gains on mortgages originated and sold to the secondary market; and (v) interest on investments. Loans include short-to-medium-term commercial and consumer loans, including operating loans and lines, equipment loans, automobile loans, recreational vehicle and truck loans, personal loans and lines of credit, home improvement and rehabilitation loans, VISA national credit cards, and residential mortgage lending. Residential loans are currently sold into the secondary market. The Bank also offers safe deposit boxes, direct deposit of payroll and social security checks, automated teller machine access, and automatic drafts for various accounts. The Bank has a night depository and an ATM, as well as drive-up services, at each of its offices.

         The Bank's core deposit base generally has been enhanced through advertising and deposit promotions, and focusing on securing the entire banking relationship of each of its customers. The Bank has not used brokered deposits as a source of funds.

         The Bank's commercial banking activities target high net worth individuals and their businesses with an emphasis on small to medium size businesses. The Bank's operating strategy is to offer personal service, flexibility and timely responsiveness to the needs of its customers. Senior management of the Bank and the Company maintain close personal contact and close working relationships with the Bank's commercial customers and their businesses, and the Bank's and the Company's Board of Directors primarily include local business people from the Bank's primary service area. Most of the Bank's new commercial banking business consists of referrals from existing customers. The Company believes that the Bank's loan portfolio is appropriately diversified. All floating rate loans are priced at prime or higher.

         The Company believes that the growth in loans and profitability achieved by the Bank also is attributable in large measure to its strategy of targeting smaller and medium size businesses in the manner described above and to the business and personal relationships and experience of the Bank's and the Company's management and Directors, rather than the result of greater risk-taking or price concessions. In addition, there have been numerous acquisitions and mergers of banks in the Bank's primary service area which have made the larger institutions in the market even larger. This has resulted in the Bank being the only locally owned commercial bank in its primary service area focusing primarily on the needs of the smaller and medium size commercial customers.

SERVICE AREA

         The primary service area of the Bank is the city of Enumclaw, Black Diamond, Buckley, Auburn and surrounding communities.

EMPLOYEES

         As of December 31, 1998, the Company had no full time employees. As of the same date, the Bank had 46.25 full time equivalent employees, including three Executive Officers. None of the Bank's employees is presently represented by a union or covered by a collective bargaining agreement. The Bank considers its relationships with its employees to be good.

COMPETITION

         The banking business in the Bank's primary service area is highly competitive with respect to both loans and deposits. All the major out-of-state commercial banks which operate in Washington (including Seafirst, Key Bank, Wells Fargo and U.S. Bank) have a branch or branches within the Bank's primary service area. Among the advantages such major banks have are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to geographic regions of higher yield and demand. Such banks offer certain services which are not offered directly by the Bank (but are offered indirectly through correspondent institutions); and, by virtue of their greater total capitalization (legal lending limits to an individual customer are based upon a percentage of a bank's total shareholder equity accounts), such banks have substantially higher lending limits than the Bank. The primary service area is also served by savings and loan associations and credit unions.

         The Bank also competes with a number of non-bank competitors such as insurance companies, small loan companies, finance companies, mortgage companies, credit unions, thrifts, and other funds providers. Many of the Company's non-bank competitors are not subject to the extensive federal and state regulations which govern the Company and, as a result, have a competitive advantage over the Company in providing certain services.

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

LENDING ACTIVITIES

         The two main areas in which the Bank has directed its lendable funds are commercial and real estate loans. At December 31, 1998, these categories accounted for approximately 30% and 59%, respectively, of the Bank's total loan portfolio. The Bank's major source of income is interest and fees charged on loans.

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

         In general, the Bank is permitted by law to make loans to single borrowers in aggregate amounts of up to fifteen percent (15%) of the Bank's unimpaired capital and unimpaired surplus. The Bank, on occasion, sells participations in loans when necessary to stay within lending limits or to otherwise limit the Bank's exposure. The Bank's goal is to reduce the risk of undue concentrations of loans to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 1998, no such concentration exceeded 10% of the Bank's loan portfolio, although approximately 2.5% of the Bank's loan portfolio consists of agricultural loans and approximately 9.5% of interim real estate construction loans. The Bank has no loans to foreign countries and its policy is to lend within Washington State, however the bank does have some loans to out-of-state borrowers.

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

         Lending activities are conducted pursuant to a written Loan Policy which has been adopted by the Board of Directors of the bank. Each loan officer has a defined lending authority. Regardless of lending authority, individual loans over $150,000 are approved by the Bank's Loan Committee.

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

         Trading Securities include debt and equity securities that are purchased and held solely for the purpose of selling them in the short-term future for trading profits. Trading Securities are reported at fair market value with unrealized gains and losses included in earnings. As of December 31, 1998, the Bank held no securities as Trading Securities.

         Available for Sale securities include those which may be sold to implement the Bank's asset/liability management strategies, and in response to changes in interest rates, prepayment rates and similar factors. These securities are reported at fair market value with unrealized gains and losses excluded from the earnings and reported as a separate component of shareholders' equity. All of the Banks investment securities at December 31, 1998 were classified as available for sale.

         As a national bank and member of the Federal Reserve System, the Bank is required to have $139,200 invested in the Federal Reserve Bank Stock. Also, as a member of the Federal Home Loan Bank, the Bank is required to keep $295,700 in stock. This portion of the Bank's investment portfolio is not liquid.

STATISTICAL INFORMATION ABOUT THE COMPANY

The following statistical information should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere herein.

The composition of the loan portfolio is summarized as follows:


                         LOAN PORTFOLIO - TYPES OF LOANS


                                                     DECEMBER 31, 1998                  DECEMBER 31, 1997
                                             ----------------------------------------------------------------
                                                                     PERCENT                          PERCENT
                                                                    OF TOTAL                         OF TOTAL
                                              AMOUNTS                 LOANS           AMOUNTS          LOANS
                                             ----------------------------------------------------------------
                                                                    (IN THOUSANDS)
Commercial and agricultural                  $ 13,449                   30.03%       $ 12,004          28.21%
Real Estate:
  Construction                                  4,255                    9.50%          4,453          10.47%
  Mortgage                                     22,036                   49.20%         21,145          49.70%
Consumer                                        5,045                   11.27%          4,943          11.62%
                                             ----------------------------------------------------------------
    Total loans                              $ 44,785                  100.00%       $ 42,545         100.00%
                                             ----------------------------------------------------------------
                                             ----------------------------------------------------------------



             LOAN PORTFOLIO - MATURITIES AND SENSITIVITIES ON LOANS



                                   -----------------------------------------------------------------------------------------------
                                                                Over One
                                         One Year               Through                      Maturing
                                         Or Less              Five Years                 After Five Years           TOTAL
                                   -----------------------------------------------------------------------------------------------

                                         Amount          Fixed        Variable          Fixed     Variable

Commercial and Agriculture               $7,992         $5,216              $0           $241           $0         $13,449

Real Estate                              $8,480        $13,753              $0         $4,058           $0         $26,291

Consumer                                 $1,081         $3,765              $0           $199           $0          $5,045

                                   -----------------------------------------------------------------------------------------------
                 Total                  $17,553        $22,734              $0         $4,498           $0         $44,785


The following table summarizes nonperforming assets by category:

           RISK ELEMENTS - NONACCRUAL, PAST DUE AND RESTRUCTERED LOANS


                                      90 Days or More
                                          Past Due                    Nonaccrual          Restructured          Lost Interest
                                  -------------------------         ---------------      ---------------       ----------------
Commercial and Agriculture                              $0                      $0                   $0                     $0

Real Estate                                             $0                    $441                   $0                    $17

Consumer                                                $0                      $6                   $0                     $1
                                                      ----                    ----                 ----                   ----
                                                        $0                    $447                   $0                    $18


At December 31, 1998, the Bank had no other assets that would be considered nonaccrual, past due or restructured if such assets were loans.

SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION


                                                                          YEAR           YEAR
                                                                          ENDED          ENDED
                                                                        DECEMBER 31,   DECEMBER 31,
                                                                             1998         1997
                                                                        ---------------------------
                                                                             (DOLLARS IN THOUSANDS)
Allowance for loan losses
  (beginning of period)                                                  $    555     $    391
Loans charged off:
  Commercial and agricultural                                                --             (9)
  Real estate construction
  Real estate mortgage
  Consumer                                                                    (15)          (6)
                                                                        ---------------------------
    Total                                                                    (15)         (15)
                                                                        ---------------------------

Recoveries of loans previously
  charged off:
  Commercial and agricultural
  Real estate construction
  Real estate mortgage
  Consumer
                                                                        ---------------------------
    Total                                                                       0            0
                                                                        ---------------------------
Net loans charged off                                                         (15)         (15)

Provision for possible loan losses                                             78          179

Allowance for possible loan losses
                                                                        ---------------------------
  (end of period)                                                        $    618     $    555
                                                                        ---------------------------
                                                                        ---------------------------

Loans outstanding:
    Average                                                              $ 43,831     $ 39,964
    End of period                                                          44,785       42,545
Ratio of allowance for loan loss
  to total loans outstanding
    Average                                                                  1.41%        1.39%
    End of period                                                            1.38%        1.30%
Ratio of net charge-offs to average
  loans outstanding                                                          0.03%        0.04%


ALLOCATION OF LOAN LOSS BY LOAN
CLASSIFICATION

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


Percent of categories to total end of
  period loans:                                              12/31/98            12/31/97
                                             ---------------------------------------------
    Commercial and agricultural                                30.03%              28.21%
    Real estate construction                                    9.50%              10.47%
    Real estate mortgage                                       49.20%              49.70%
    Consumer                                                   11.26%              11.62%
                                             ---------------------------------------------
       Total loans                                            100.00%             100.00%
                                             ---------------------------------------------
                                             ---------------------------------------------


Financial Accounting Standards Board Statements No. 114 "Accounting for Creditors for Impairment of a Loan" and No. 118 "Accounting for Impairment of a Loan-Income Recognition Disclosures, an amendment to SFAS No. 114" contain accounting and reporting considerations for impaired loans. The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the fair market value of the collateral if the loan is collateral dependent. Certain groups of smaller balance homogeneous loans are measured collectively for impairment.

Quarterly changes in loan loss reserve allocations were influenced by changes in loan portfolio category distribution and quality. The loan loss reserve analysis compared different factors affecting the level of credit risk. We then segmented the portfolio into different loan types, industries and concentrations as well as criticized classifications. Loss factors for each category were reviewed as established based upon changes in industry averages, peer bank experiences and estimated losses based upon management's review of all classified credits.

Weight was placed upon nationally reported growth in bankruptcies and increases in our average loan size. Because of the quality of consumer, commercial and mortgage loan portfolios, slight changes were made to factors affecting suggested allocations by category. Overall, no allocations to loan loss reserves were made in the 3rd and 4th quarters of 1998.

At December 31, 1998 and 1997, the Company's recorded investment in certain loans that were considered to be impaired was $447,000 and $59,000, respectively, all of which was classified as non-accrual. None of these loans required a specific valuation allowance based on the value of the underlying collateral. The balance of the allowance for credit losses is available to absorb losses from all loans.

The carrying value of investment securities and the maturities and yield information on the investment portfolio is as follows:


INVESTMENT SECURITIES PORTFOLIO


                                             DECEMBER 31,       DECEMBER 31,         DOLLAR       PERCENTAGE
                                                 1998               1997             CHANGE         CHANGE
                                         ------------------------------------------------------------------
                                                                          (IN THOUSANDS)
US Treasury securities                          $ 5,508             $ 4,972       $    536          10.78%
US Government and agency
    securities                                   12,617              14,320        (1,703)         -11.89%
Mortgage Backed Securities                        5,838               2,963          2,875          97.03%
Corporate bonds                                     301                   -            301           0.00%
Municipal bonds                                     296                 309           (13)          -4.21%
Federal Home Loan Bank and                          435                 398             37           9.30%
   Federal Reserve Stock
                                         ------------------------------------------------------------------
    Total                                      $ 24,995            $ 22,962        $ 2,033           8.85%
                                         ------------------------------------------------------------------
                                         ------------------------------------------------------------------



                                                                              December 31, 1998
                                                 -----------------------------------------------------------------------------------
                                                                 Over One                   Over Five
                                    One Year or Less               Through Five Years   Through Ten Years   Over Ten Years
                                ----------------------------------------------------------------------------------------------------
                                 Amount            Yield        Amount          Yield      Amount    Yield      Amount       Yield
US Treasury Securities           $1,765               6.32%     $3,744           6.41%
US Govt. and Agency Securities                                  $9,303           5.98%     $3,314    6.35%
Mortgage Backed Securities                                      $5,474           6.78%       $364    7.00%
Corporate Bonds                    $301               7.09%
Municipal Bonds  (1)                $15               3.90%       $129           4.90%       $151    5.01%

                                ----------------------------------------------------------------------------------------------------
Total                            $2,081                        $18,650                     $3,829             $0

Weighted Average Yield                                6.41%                      6.29%               6.35%


(1) Yields have not been calculated on a tax equivalent basis.

The following tables set forth the distribution of the Bank's deposit accounts at the dates indicated:

DEPOSIT LIABILITY COMPOSITION


                                              DECEMBER 31, 1998                     DECEMBER 31, 1997
                                       -----------------------------------------------------------------------------------
                                                        PERCENT                    PERCENT
                                                       OF TOTAL                    OF TOTAL         DOLLAR      PERCENTAGE
                                         AMOUNTS       DEPOSITS      AMOUNTS       DEPOSITS         CHANGE        CHANGE
                                       -----------------------------------------------------------------------------------
                                                           (DOLLARS IN THOUSANDS)
Non-interest bearing demand             $ 11,717      15.10%     $    8,991          13.63%     $    2,726       30.32%
Interest-bearing demand                   28,374      36.57%         23,973          36.34%          4,401       18.36%
Savings                                   10,213      13.16%          7,617          11.55%          2,596       34.08%
Certificates of deposit                   18,730      24.14%         17,134          25.97%          1,596        9.31%
Certificates of deposit over $100,000      8,559      11.03%          8,253          12.51%            306        3.71%
                                       -------------------------------------------------------------------
    Total                               $ 77,593     100.00%     $   65,968         100.00%     $   11,625       17.62%
                                       -------------------------------------------------------------------
                                       -------------------------------------------------------------------


                                                          DECEMBER 31, 1998                     DECEMBER 31, 1997
                                             ----------------------------------------------------------------------------
                                                                            AVERAGE                          AVERAGE
                                                     AVERAGE                 RATE            AVERAGE          RATE
                                                     AMOUNTS                 PAID            AMOUNTS          PAID
                                             ----------------------------------------------------------------------------
                                                                       (DOLLARS IN THOUSANDS)
Non-interest bearing demand                                  $ 10,385               0.00%      $   8,991           0.00%
Interest-bearing demand                                        25,598               3.13%         23,973           3.33%
Savings                                                         8,960               2.79%          7,617           2.80%
Certificates of deposit                                        17,823               5.41%         17,134           5.44%
Certificates of deposit over $100,000                           8,333               5.74%          8,253           5.70%
                                             ----------------------------------------------------------------------------
    Total                                                    $ 71,099               4.11%      $  65,968           4.17%
                                             ----------------------------------------------------------------------------
                                             ----------------------------------------------------------------------------


At December 31, 1998, the scheduled maturities of certificates of deposit was:


                                                                                          Balances
                                                                      ---------------------------------------------------

                                                                           Less Than                      $100,000
                                                                           $100,000                       or More
                                                                      --------------------               ----------------
Maturity in:

  Three months or less:                                                     $4,973                         $2,656

  Over three months through six months                                      $4,810                         $2,093

  Over six months through twelve months                                     $6,872                         $3,550

  Over twelve months                                                        $2,075                         $  260
                                                                      ---------------------------------------------------
               TOTAL                                                       $18,730                         $8,559
                                                                      ---------------------------------------------------
                                                                      ---------------------------------------------------

The following ratios applicable to the Company are among those commonly used in analyzing bank holding companies:




                                                                            Year Ended December 31,
                                                                      -----------------------------------

                                                                             1998              1997
                                                                      -----------------------------------
Return on Average Assets                                                      0.98%          0.89%

Return on Average Equity                                                     12.59%         10.86%

Dividend Payout Ratio                                                            0%             0%

Equity to Assets Ratio                                                        7.82%          8.21%


At December 31, 1998, and December 31, 1997, neither the Bank nor the Company had any short term borrowings.

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

The following table represents an interest rate sensitivity analysis at December 31, 1998:


                                                       GAP ANALYSIS



                                                                      ---------------------------------------------------
                                                                         Total Within      One Year To        Over
                                                                           One Year         Five Years     Five Years
                                                                      ---------------------------------------------------
Rate Sensitive Assets:

Loans                                                                       $17,553        $22,734          $4,498
Investments                                                                  $2,081        $18,650          $3,829
Federal Funds Sold                                                           $9,650
                                                                      ---------------------------------------------

          TOTAL                                                             $29,284        $41,384          $8,327

Rate Sensitive Liabilities:

Savings, Now and Interest Checking                                          $38,587

Time Deposits                                                               $24,954         $2,335
                                                                      ---------------------------------------------

          TOTAL                                                             $63,541         $2,335              $0

Interest Sensitive Gap                                                    ($34,257)        $39,049          $8,327
                                                                      ---------------------------------------------------
                                                                      ---------------------------------------------------


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

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST YIELDS

The following table sets forth the average balance sheets of Mountain Bank Holding Company for the past two years along with an analysis of net interest earnings for each major category of interest earning assets and interest bearing liabilities, the average rate paid in each category, and net yield on earning assets. Non-accrual loans have been included in the table as loans carrying a zero yield. Loans fees of $340 in 1998 and $254 in 1997 are included in interest income.


                                                                             YEAR ENDED DEC. 31,
                                             ---------------------------------------------------------------------------------------
                                             ---------------------------------------------------------------------------------------
                                                       1998                                   1997
                                                                              ANNUALIZED                                 ANNUALIZED
                                                     AVERAGE    INT EARNED/     YIELD/       AVERAGE      INT EARNED/      YIELD/
                                                     BALANCE      EXPENSE        RATE        BALANCE        EXPENSE         RATE
                                             ---------------------------------------------------------------------------------------
Assets                                                                         (IN THOUSANDS)
Interest earning assets:
Loans                                                 $ 43,831   $ 4,441         10.13%       $ 39,964         $ 4,074       10.19%
Investments                                             23,674     1,432          6.05%         18,951           1,243        6.56%
Federal funds sold and deposits in banks                 5,371       296          5.51%          2,544             147        5.78%
                                                      ------------------                      ------------------------
Total interest earning assets                           72,876     6,169          8.47%          61,459          5,464        8.89%
                                                                 -------                                       -------
Non-interest earning assets:
Cash and due from banks                                  3,532                                    2,897
Premises and equipment                                   2,855                                    2,195
Other assets                                               996                                      880
Reserve for possible loan losses                         (608)                                    (466)
                                                      --------                                ---------
    Total assets                                      $ 79,651                                $  66,965
                                                      --------                                ---------
                                                      --------                                ---------

Liabilities and shareholders' equity
Interest bearing liabilities:
Interest bearing demand deposits                      $ 25,598       802          3.13%          22,670            754        3.33%
Savings                                                  8,960       250          2.79%           7,713            216        2.80%
Certificates of deposit                                 17,823       965          5.41%          15,379            836        5.44%
Certificates of deposit over $100,000                    8,333       478          5.74%           6,581            375        5.70%
                                                      ------------------                      ---------
  Total interest bearing deposits                       60,714     2,495          4.11%          52,343          2,181        4.17%
                                                      --------                                ---------
Federal funds purchased                                      -         -                             24              1        4.17%
Other borrowings                                            44         4          9.09%              45              4        8.89%
                                                      ------------------                       -----------------------
   Total interest bearing liabilities                   60,758     2,499                         52,412          2,186
                                                                 -------                                       -------
Non-interest bearing liabilities:
Demand deposits                                         10,385                                    8,356
Other liabilities                                          767                                      701
Shareholders' equity                                     7,741                                    5,496
                                                      --------                                 --------
                                                      $ 79,651                                 $ 66,965
                                                      --------                                 --------
                                                      --------                                 --------
Net interest income                                              $ 3,670                                       $ 3,278
                                                                 -------                                       -------
                                                                 -------                                       -------
Net interest margin                                                               5.04%                                       5.33%


CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES

The change in interest due to both volume and yield has been allocated to volume and yield changes in proportion to the relationship of the absolute dollar amount of the change in each amount.


                                             ------------------------------------------------------------------------------------
                                                                  1998                                        1997
                                                       Net                                     Net
                                                      Change     Volume            Yield     Change          Volume        Yield
                                             ------------------------------------------------------------------------------------
Loans                                                 $ 367       $ 392           $ (25)     $  612         $  598           $ 14
Investments                                           $ 189       $ 292           $(103)     $  582         $  525           $ 57
Federal Funds Sold                                    $ 149       $ 156           $  (7)     $   24         $   19           $  5
                                                      ---------------------------------------------------------------------------
                                                      $ 705       $ 840           $(135)     $1,218         $1,142           $ 76
                                                      ---------------------------------------------------------------------------

Interest Bearing Demand                               $  48       $  94            ($46)     $  254         $  254           $ -
Savings                                               $  34       $  35             ($1)     $    6         $    6           $ -
Certificates of deposit                               $ 129       $ 132             ($3)     $  142         $  150           $ (8)
Certificates of deposit over $100,000                 $ 103       $ 100            $   3     $   54         $   43           $ 11
                                                      ---------------------------------------------------------------------------
                                                      $ 314       $ 361            $(47)     $ 456          $  453           $  3
                                                      ---------------------------------------------------------------------------

                                                      $ (1)       $ (1)            $ -       $ -            $  -             $  -
                                                      $  -        $  -             $ -       $ -            $  -             $  -
                                                      ---------------------------------------------------------------------------
                                                      $ 313       $ 360            $ (47)    $ 456          $  453           $  3
                                                      ---------------------------------------------------------------------------

                                                      ---------------------------------------------------------------------------
Net Interest Income                                   $ 392       $ 480            $ (88)    $ 762          $  689           $ 73
                                                      ---------------------------------------------------------------------------

                           SUPERVISION AND REGULATION

         The following generally refers to certain significant statutes and regulations affecting the banking industry. These references are only intended to provide brief summaries and, therefore, are not complete and are qualified by the statutes and regulations referenced. Changes in applicable laws or regulations may have a material effect on the business and prospects of the Company. The operations of the Company may also be affected by changes in the policies of banking and other government regulators. The Company cannot accurately predict the nature or extent of the effects on its business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.

                                   THE COMPANY

GENERAL

         As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956 ("BHCA"), as amended, which places the Company under the supervision of the Board of Governors of the Federal Reserve. The Company must file annual reports with the Federal Reserve and must provide it with such additional information as it may require. In addition, the Federal Reserve periodically examines the Company and its subsidiary Bank.

BANK HOLDING COMPANY REGULATION

         In general, the BHCA limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the FRB's approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of any additional banks. Subject to certain state laws, such as age and contingency laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks.

         CONTROL OF NONBANKS. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the FRB determines that the activities of such company are incidental or closely related to the business of banking. If a bank holding company is well-capitalized and meets certain criteria specified by the FRB, it may engage de novo in certain permissible nonbanking activities without prior FRB approval.

         CONTROL TRANSACTIONS. The Change in Bank Control Act of 1978, as amended, requires a person (or group of persons acting in concert) acquiring "control" of a bank holding company to provide the FRB with 60 days' prior written notice of the proposed acquisition. Following receipt of this notice, the FRB has 60 days within which to issue a notice disapproving the proposed acquisition, but the FRB may extend this time period for up to another 30 days. An acquisition may be completed before expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the transaction. In addition, any "company" must obtain the FRB's approval before acquiring 25% (5% if the "company" is a bank holding company) or more of the outstanding shares or otherwise obtaining control over the Company.

TRANSACTIONS WITH AFFILIATES

         The Company and the Bank are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Accordingly, the Company and the Bank must comply with Sections 23A and 23B of the Federal Reserve Act. Generally, Sections 23A and 23B
(1) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an affiliate, as defined, to an amount equal to 10% of such institution's capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus, and (2) require all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

REGULATION OF MANAGEMENT

         Federal law (1) sets forth the circumstances under which officers or directors of a financial institution may be removed by the institution's federal supervisory agency; (2) places restraints on lending by an institution to its executive officers, directors, principal stockholders, and their related interests; and (3) prohibits management personnel from serving as a director or in other management positions with another financial institution which has assets exceeding a specified amount or which has an office within a specified geographic area.

TIE-IN ARRANGEMENTS

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

         The FRB has adopted significant amendments to its anti-tying rules that: (1) removed FRB-imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) allow banks greater flexibility to package products with their affiliates; and (3) establish a safe harbor from the tying restrictions for certain foreign transactions. These amendments were designed to enhance competition in banking and nonbanking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers. However, the impact of the amendments on the Company and the Bank is unclear at this time.

STATE LAW RESTRICTIONS

         As a Washington business corporation, the Company may be subject to certain limitations and restrictions as provided under applicable Washington corporate law. In addition, although the Bank is a national bank and therefore primarily regulated by the Office of the Comptroller of the Currency ("OCC"), Washington banking law may restrict certain activities of the Bank.

                            MT. RAINIER NATIONAL BANK

GENERAL

         The Bank, as a national banking association, is subject to regulation and examination by the OCC. The federal laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not to protect stockholders of the bank or its holding company.

         CRA. The Community Reinvestment Act (the "CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the OCC evaluates the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

         INSIDER CREDIT TRANSACTIONS. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent, or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

         FDICIA. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management of the Company believes that the Bank meets all such standards, and therefore, does not believe that these regulatory standards materially affect the Company's business operations.

INTERSTATE BANKING AND BRANCHING

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has "opted out." The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

         Under recent FDIC regulations, banks are prohibited from using their interstate branches primarily for deposit production. The FDIC has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

         With regard to interstate bank mergers, Washington has "opted in" to the Interstate Act and allows in-state banks to merge with out-of-state banks subject to certain aging requirements. Washington law generally authorizes the acquisition of an in-state bank by an out-of-state bank through merger with a Washington financial institution that has been in existence for at least 5 years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Washington may not establish de novo branches in Washington or establish and operate a branch by acquiring a branch in Washington.

DEPOSIT INSURANCE

         The deposits of the Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF") administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.

         The FDICIA included provisions to reform the Federal Deposit Insurance System, including the implementation of risk-based deposit insurance premiums. The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources, or for any other purpose the FDIC deems necessary. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the BIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

DIVIDENDS

         The principal source of the Company's cash revenues is dividends received from the Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither the Company nor the Bank is currently subject to any regulatory restrictions on its dividends.

CAPITAL ADEQUACY

         Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

         The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

         The Federal Reserve also employs a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the Federal Reserve expects an additional cushion of at least 1% to 2%.

         FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be "undercapitalized" depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions. The Company does not believe that these regulations have any material effect on their operations.

EFFECTS OF GOVERNMENT MONETARY POLICY

         The earnings and growth of the Company are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on the Company and the Bank cannot be predicted with certainty.

CHANGES IN BANKING LAWS AND REGULATIONS

         The laws and regulations that affect banks and bank holding companies are currently undergoing significant changes. In 1998, legislation was proposed in the United States Congress which contained proposals to alter the structure, regulation, and competitive relationships of the nation's financial institutions. Although the legislation was not passed in the 1998 general session of Congress, similar legislation may be proposed in the coming years and, if enacted into law, such bills could have the effect of increasing or decreasing the cost of doing business, limiting or expanding permissible activities (including activities in the insurance and securities fields), or affecting the competitive balance among banks, savings associations, and other financial institutions. Some of these bills may reduce the extent of federal deposit insurance, broaden the powers or the geographical range of operations of bank holding companies, alter the extent to which banks could engage in securities activities, and change the structure and jurisdiction of various financial institution regulatory agencies. Whether or in what form such legislation may be adopted, or the extent to which the business of the Company and the Bank might be affected thereby, cannot be predicted with certainty.

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

         ESTIMATED COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

         The total financial effect that year 2000 issues will have on the Company and the Bank cannot be predicted with any certainty at this time. In fact, in spite of all efforts being made to rectify these problems, the success of the Company's efforts will not be known until the year 2000 actually arrives. However, based on its assessment to date, the Company does not believe that expenses related to meeting Year 2000 challenges will have a material effect on the operations or financial condition of the Company or the Bank. Year 2000 challenges facing vendors or mission-critical software and systems, and facing Bank customers, could have a material effect on the operations or financial condition of the Company and the Bank, to the extent such parties are materially affected by such challenges.

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

         On February 6, 1995, the Bank opened its Buckley Branch located at 29290 Highway 410, Buckley, Washington. The facility is owned by the Bank and has 3,100 square feet, a two-lane drive up, an ATM and a night depository.

         On January 26, 1998, the Bank opened its Black Diamond Branch located at 31329 Third Avenue, Black Diamond, Washington. The facility is owned by the Bank and has 3,080 square feet, a two lane driveup and a night depository.

         On November 16, 1998, the Bank opened its Auburn Branch located at 1436 Auburn Way So, Auburn, Washington. The facility is owned by the Bank and has 2,624 square feet, a two lane driveup, an ATM and a night depository.

         The Bank has also leased space for an ATM located at 31605 Third Avenue, Black Diamond, Washington. That ATM was placed in service on March 7, 1995. Customers of the Bank are charged no fee for utilization of the ATM.


ITEM 8.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding "Directors and Executive Officers" of the Company is incorporated by reference from the Company's 1999 Annual Proxy Statement ("Proxy Statement") under the captions "INFORMATION WITH RESPECT TO NOMINEES AND DIRECTORS WHOSE TERMS CONTINUE" and "MANAGEMENT".

ITEM 9.  REMUNERATION OF DIRECTORS AND OFFICERS

         Information regarding "Remuneration of Directors and Officers" of the Company is incorporated by reference from the Company's Proxy Statement under the captions "INFORMATION WITH RESPECT TO NOMINEES AND DIRECTORS WHOSE TERMS CONTINUE - Compensation of Directors" and "EXECUTIVE COMPENSATION".

ITEM 10. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SHAREHOLDERS

         Information regarding "Security Ownership of Management and Certain Shareholders" of the Company is incorporated by reference from the Company's Proxy Statement under the captions "INFORMATION WITH RESPECT TO NOMINEES AND DIRECTORS WHOSE TERMS CONTINUE" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT".

ITEM 11. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

         Information regarding "Interest of Management and Others in Certain Transactions" of the Company is incorporated by reference from the Company's Proxy Statement under the caption "TRANSACTIONS WITH MANAGEMENT".

                                     PART II

ITEM 1.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON  EQUITY

MARKET INFORMATION

No broker makes a market in the Company's common stock, and trading has not been extensive. Trades that have occurred cannot be characterized as amounting to an active market. The stock is traded by individuals on a personal basis and is not listed on any exchange or traded on the over-the-counter market. Due to the limited information available, the following price information may not accurately reflect the actual market value of the Company's shares. The following data includes trades between individual investors. It does not include new issuances of stock, the exercise of stock options or shares issued under the Employee Stock Purchase Plan.


Period                     # of Shares                        Price
                           Traded                             Range

1997                       21,116                    $12.00 to $12.50

1998                       11,466                    $12.50 to $17.50


On October 1, 1998, the Company distributed an offering circular for 100,000 shares of common stock at $17.50 per share. 100,000 shares were sold for a total offering of $1,750,000, which was completed on December 14, 1998.

At December 31, 1998, stock options for 107,332 shares of Mountain Bank Holding Company common stock were outstanding. See Note 11 of the audited financial statements for additional information.

NUMBER OF EQUITY HOLDERS

As of January 31, 1999, there were 868 holders of record of the Company's common stock.

CASH DIVIDENDS

         The Company has never paid a cash dividend, and does not anticipate paying a cash dividend in the foreseeable future. The Company expects to retain all earnings to provide capital for operation and expansion of its subsidiary. Dividends, when and if paid, will be subject to determination and declaration by the Board of Directors, which will take into account the financial condition of the Bank and the Company, results of operations, tax considerations, industry standards, economic conditions and other relevant factors. The ability of the Company to pay dividends in the future will depend primarily upon the earnings of the Bank and its ability to pay dividends to the Company.

PAYMENT OF DIVIDENDS

         The principal source of the Company's cash revenues is dividends received from the Bank. The ability of the Bank to pay dividends is governed by various statutes. These statutes provide that the Board of Directors of the Bank may declare a dividend of so much of the net profits of the Bank as they judge expedient, except that until the surplus funds of the Bank shall equal common capital, no dividend may be declared unless there has been carried to surplus not less than one-tenth of the net profits of the Bank of the preceding half year in the case of quarterly or semi-annual dividends, or not less than one-tenth of its net profits from the two preceding consecutive half-year periods in the case of annual dividends. In addition, the approval of the Office of the Comptroller of the Currency is required if the total of all dividends, including a proposed dividend, declared by a bank in any calendar year, exceeds the total of such bank's net profits of that year combined with its retained net profits of the preceding two years.

         Pursuant to authority contained in 12 USC 1818 (b), the OCC may prohibit, by several types of enforcement action including the issuance of a cease and desist order, those certain actions by the Bank, including payment of dividends, which are deemed unsafe and unsound business practices.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 1998, no matters were submitted to the security holders through the solicitation of proxies or otherwise.

ITEM 5.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company has adopted procedures to assist its directors and executive officers with Section 16(a) of the Securities Exchange Act, which includes assisting the officer or director in preparing forms for filing with the Securities Exchange Commission. Based on the review of such forms, the Company believes that all of its executive officers and directors complied with all filing requirements applicable to them in 1998.

ITEM 6.  REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the last quarter of the period ending December 31, 1998.

                                                                      Mountain

                                                                          Bank

                                                                       Holding

                                                                       Company

                                                                           And

                                                                    Subsidiary



                                                                  CONSOLIDATED

                                                                     FINANCIAL

                                                                        REPORT



                                                                   December 31

                                                                          1998

CONTENTS
--------------------------------------------------------------------------------



INDEPENDENT AUDITORS' REPORT.............................................F-1


CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets..............................................F-2

Consolidated Statements of Income........................................F-3

Consolidated Statements of Shareholders' Equity..........................F-4

Consolidated Statements of Cash Flows....................................F-5

Notes to Consolidated Financial Statements............................F-6-22

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
MOUNTAIN BANK HOLDING COMPANY
Enumclaw, Washington


We have audited the accompanying consolidated balance sheets of MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




Tacoma, Washington
January 11, 1999

                                                                    CONSOLIDATED

                                                                       FINANCIAL

                                                                      STATEMENTS

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(Dollars in Thousands)

Mountain Bank Holding Company and Subsidiary
December 31, 1998 and 1997


                                                                                          1998                    1997

ASSETS
     Cash and due from banks                                                              $  3,369              $  2,827
     Federal funds sold and interest bearing deposits in banks                              10,546                 2,448
     Securities available for sale                                                          24,995                22,962
     Loans held for sale                                                                       675                   332

     Loans                                                                                  44,785                42,545
     Allowance for credit losses                                                               618                   555
     NET LOANS                                                                              44,167                41,990

     Premises and equipment                                                                  3,323                 2,483
     Accrued interest receivable                                                               530                   550
     Other assets                                                                              130                   180

     TOTAL ASSETS                                                                          $87,735               $73,772


LIABILITIES
     Deposits:
       Demand                                                                              $11,717              $  8,991
       Savings and interest-bearing demand                                                  38,587                31,590
       Time                                                                                 27,289                25,387
     TOTAL DEPOSITS                                                                         77,593                65,968

     Accrued interest payable                                                                  215                   240
     Note payable                                                                               43                    45
     Other liabilities                                                                         193                   368

     TOTAL LIABILITIES                                                                      78,044                66,621


SHAREHOLDERS' EQUITY
     Common stock (par value $1); authorized 5,000,000 shares;
       issued and outstanding:  1998 - 907,482 shares; 1997 - 803,374 shares                   907                   803
     Paid-in capital                                                                         6,694                 5,058
     Retained earnings                                                                       1,999                 1,227
     Accumulated other comprehensive income                                                     91                    63
     TOTAL SHAREHOLDERS' EQUITY                                                              9,691                 7,151

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $87,735               $73,772




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                                      F-2

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Mountain Bank Holding Company and Subsidiary
Years Ended December 31, 1998 and 1997


                                                                                              1998                 1997

INTEREST INCOME
     Loans                                                                                    $4,441              $4,074
     Federal funds sold and deposits in banks                                                    296                 147
     Investment taxable income                                                                 1,416               1,232
     Investment tax-exempt income                                                                 16                  11
     TOTAL INTEREST INCOME                                                                     6,169               5,464

INTEREST EXPENSE
     Deposits                                                                                  2,495               2,181
     Note payable                                                                                  4                   5
     TOTAL INTEREST EXPENSE                                                                    2,499               2,186

     NET INTEREST INCOME                                                                       3,670               3,278

PROVISION FOR CREDIT LOSSES                                                                       78                 179

     NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                                     3,592               3,099

NON-INTEREST INCOME
     Service charges on deposit accounts                                                         416                 357
     Origination fees and gains on mortgage loans sold                                           293                 228
     Gain (loss) on sales of securities available for sale                                        23                 (12)
     Other                                                                                       132                 124
     TOTAL NON-INTEREST INCOME                                                                   864                 697

NON-INTEREST EXPENSES
     Salaries                                                                                  1,461               1,219
     Employee benefits                                                                           252                 218
     Occupancy                                                                                   135                 132
     Equipment                                                                                   319                 299
     Other                                                                                     1,124                 981
     TOTAL NON-INTEREST EXPENSES                                                               3,291               2,849

     INCOME BEFORE INCOME TAXES                                                                1,165                 947

INCOME TAXES                                                                                     393                 350

     NET INCOME                                                                               $  772              $  597


EARNINGS PER SHARE DATA
     Basic earnings per share                                                                  $.96              $.84
     Diluted earnings per share                                                                 .90               .79



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
(Dollars in Thousands)

Mountain Bank Holding Company and Subsidiary
Years Ended December 31, 1998 and 1997


                                                                                             ACCUMULATED
                                                                                             OTHER
                                               COMMON        PAID-IN      RETAINED           COMPREHENSIVE
                                               STOCK         CAPITAL      EARNINGS           INCOME                TOTAL

Balance at December 31, 1996                   $704          $3,970        $  630           ($25)                 $5,279

Sale of common stock under employee
   stock purchase plan (1,898 shares)             2              17           - -            - -                      19

Sale of common stock                             97           1,071           - -            - -                   1,168

Comprehensive income:
     Net income                                - -            - -             597           - -                      597
     Other comprehensive income,
       net of tax:
          Unrealized gain on
             securities, net of
             reclassification adjustment       - -            - -             - -            88                       88
     COMPREHENSIVE INCOME                                                                                            685

     BALANCE AT DECEMBER 31, 1997               803           5,058         1,227            63                    7,151

Sale of common stock under employee
   stock purchase plan (1,186 shares)             1              14           - -            - -                      15

Sale of common stock                            103           1,622           - -            - -                   1,725

Comprehensive income:
     Net income                                - -            - -             772           - -                      772
     Other comprehensive income,
       net of tax:
          Unrealized gain on
             securities, net of
             reclassification adjustment       - -            - -             - -            28                       28
     COMPREHENSIVE INCOME                                                                                            800

     BALANCE AT DECEMBER 31, 1998              $907          $6,694        $1,999           $91                   $9,691



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                                      F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(Dollars in Thousands)

Mountain Bank Holding Company and Subsidiary
Years Ended December 31, 1998 and 1997


                                                                                            1998                    1997

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                           $     772             $    597
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Provision for credit losses                                                            78                  179
          Depreciation and amortization                                                         342                  322
          Deferred federal income taxes                                                          (8)                 - -
          (Gain) loss on sales of securities available for sale                                 (23)                  12
          Gain on loans sold                                                                   (119)                 (82)
          Originations of loans held for sale                                               (13,929)              (9,848)
          Proceeds from sales of loans                                                       13,705                9,598
          (Increase) decrease in accrued interest receivable                                     20                 (177)
          Increase (decrease) in accrued interest payable                                       (25)                  14
          Other - net                                                                          (153)                   2
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  660                  617

CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) decrease in federal funds sold and
       interest-bearing deposits in banks                                                    (8,098)               5,102
     Purchase of securities available for sale                                              (15,463)             (19,436)
     Proceeds from sales of securities available for sale                                       - -                9,651
     Proceeds from maturities of securities available for sale                               13,464                  436
     Increase in loans made to customers, net of principal collections                       (2,255)              (5,049)
     Additions to premises and equipment                                                     (1,129)                (548)
     NET CASH USED IN INVESTING ACTIVITIES                                                  (13,481)              (9,844)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in demand, savings and interest-bearing demand deposits                     9,723                2,447
     Net increase in time deposits                                                            1,902                4,770
     Net proceeds from issuance of stock                                                      1,740                1,187
     Repayment of note payable                                                                   (2)                  (1)
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                               13,363                8,403

     NET CHANGE IN CASH AND DUE FROM BANKS                                                      542                 (824)

CASH AND DUE FROM BANKS
     Beginning of year                                                                        2,827                3,651

     END OF YEAR                                                                           $  3,369             $  2,827



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Interest paid                                                                            $2,530              $2,172
     Income taxes paid                                                                           495                 275

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
     Unrealized gain on securities available for sale, net of tax                                $28                 $88


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1998 and 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION AND OPERATIONS

The consolidated financial statements include the accounts of Mountain Bank Holding Company (the Company) and its wholly owned subsidiary, Mt. Rainier National Bank (the Bank). All significant intercompany transactions and balances have been eliminated. The Company is a holding company, which operates primarily through its major subsidiary, the Bank. The Company previously had a wholly owned subsidiary, Mountain Real Estate Holdings, Inc. In 1998 this subsidiary was dissolved by the Company; the assets were invested in the Bank.

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

Certain prior year amounts have been reclassified to conform to the 1998 presentation. All dollar amounts, except per share information, are stated in thousands.

SECURITIES AVAILABLE FOR SALE

Securities available for sale consist of debt securities, which may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors, and certain restricted equity securities. Securities available for sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of shareholders' equity. Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings. Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity.

Declines in the fair value of individual securities available for sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Such write-downs are included in earnings as realized losses.

LOANS HELD FOR SALE

Mortgage loans originated for sale in the secondary market are carried at the lower of cost or estimated market value. Net unrealized losses are recognized through a valuation allowance established by charges to income.


(CONTINUED)
                                       F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1998 and 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOANS

Loans are stated at the amount of unpaid principal, reduced by allowance for credit losses. Interest on loans is accrued daily based on the principal amount outstanding.

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

Subsidiaries provide for income taxes on a separate return basis and remit to the Company amounts currently payable.

(CONTINUED)
                                       F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1998 and 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONCLUDED)

CASH AND CASH EQUIVALENTS

For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and due from banks." The Bank maintains its cash in depository institution accounts, which, at times, may exceed federally insured limits. The Bank has not experienced any losses in such accounts.

STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees using the intrinsic value method, in accordance with APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements. However, the required pro forma disclosures have been provided in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

EARNINGS PER SHARE

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company's stock option plans.

COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (SFAS No. 130), which was effective for years beginning after December 15, 1997. SFAS No. 130 requires that an entity report and display comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. With regard to the Company, comprehensive income includes net income reported in the statement of income, and changes in fair value of its securities available for sale, reported as a component of shareholders' equity. There was no effect on previously reported net income as a result of this reporting change.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for all fiscal years beginning after June 15, 1999. The Bank had no derivatives as of December 31, 1998, nor does the Bank engage in any hedging activities. The Bank does not anticipate that the adoption of SFAS No. 133 will have a material effect on its financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1998 and 1997


NOTE 2 - RESTRICTED ASSETS

Federal Reserve Board regulations require maintenance of minimum reserve balances with the Federal Reserve Bank. The amount of such balances for the years ended December 31, 1998 and 1997 was $300 and $541, respectively.


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

The carrying amounts of securities and their approximate fair values are as follows:


                                                                            GROSS             GROSS
                                                        AMORTIZED           UNREALIZED        UNREALIZED    FAIR
                                                        COST                GAINS             LOSSES        VALUE

SECURITIES AVAILABLE FOR SALE

DECEMBER 31, 1998
     U.S. Treasury securities                            $  5,425            $  83           $ - -           $  5,508
     U.S. Government and agency securities                 18,404               84              33             18,455
     Municipal bonds                                          291                5             - -                296
     Corporate bonds                                          302              - -               1                301
     Federal Home Loan Bank and
       Federal Reserve Bank stock                             435              - -             - -                435

                                                          $24,857             $172             $34            $24,995


DECEMBER 31, 1997
     U.S. Treasury securities                            $  4,925            $  48            $  1           $  4,972
     U.S. Government and agency securities                 17,236               67              20             17,283
     Municipal bonds                                          306                3             - -                309
     Federal Home Loan Bank and
       Federal Reserve Bank stock                             398              - -             - -                398

                                                          $22,865             $118             $21            $22,962


(CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1998 and 1997


NOTE 3 - DEBT AND EQUITY SECURITIES (CONCLUDED)

Gross realized gains and losses on sales of securities available for sale for the years ended December 31 were:


                                                                                             1998                 1997

GROSS REALIZED GAINS

     U.S. Treasury securities                                                                $--                 $ 1
     U.S. Government and agency securities                                                    23                   5

                                                                                             $23                 $ 6

GROSS REALIZED LOSSES
     U.S. Treasury securities                                                                $--                 $ 5
     U.S. Government and agency securities                                                    --                  11
     Corporate bonds                                                                          --                   2

                                                                                             $--                 $18


The scheduled maturities of debt securities available for sale at December 31, 1998, are as follows:


                                                                                            AMORTIZED              FAIR
                                                                                               COST               VALUE
Due in one year or less                                                                     $  2,069            $  2,081
Due in one to five years                                                                      18,538              18,650
Due in five years or more                                                                      3,815               3,829

                                                                                             $24,422             $24,560

Securities with a carrying value of $1,008 and $1,013 at December 31, 1998 and 1997, respectively, were assigned or pledged to secure public deposits, certain short-term borrowings, and for other purposes as required by law.


NOTE 4 - LOANS

Loans at December 31 consist of the following:


                                                                                             1998                 1997

Commercial and agricultural                                                                  $13,449            $12,004
Real estate:
   Construction and land development                                                           4,255              4,453
   Mortgage                                                                                   22,036             21,145
Consumer                                                                                       5,045              4,943

                                                                                             $44,785            $42,545


(CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1998 and 1997


NOTE 4 - LOANS (CONCLUDED)

Changes in the allowance for credit losses for the years ended December 31, 1998 and 1997 are as follows:


                                                                                               1998                 1997

Balance at beginning of year                                                                    $555                $391
Provision for credit losses                                                                       78                 179
Charge-offs                                                                                      (15)                (15)

     BALANCE AT END OF YEAR                                                                     $618                $555


The recorded investment in impaired loans, which were all on nonaccrual status, was $447 and $59 at December 31, 1998 and 1997, respectively. No allocation of the allowance for credit losses was considered necessary for these impaired loans. The average recorded investment in impaired loans during the years ended December 31, 1998 and 1997 was $230 and $98, respectively. Interest income recognized on impaired loans, which was collected in cash, totaled $35 in 1998 and $15 in 1997.

At December 31, 1998, there were no commitments to lend additional funds to borrowers whose loans have been modified. There were no loans 90 days and over past due still accruing interest at December 31, 1998 or 1997.

At December 31, 1998 and 1997, certain officers and directors, or companies in which they have 10% or more beneficial interest, were indebted to the Bank in the aggregate amount of $1,707 and $2,176, respectively.
During 1998 advances of $489 were made, and repayments totaled $958.


NOTE 5 - PREMISES AND EQUIPMENT

The components of premises and equipment at December 31 are as follows:


                                                                                              1998                   1997

Land                                                                                          $  821             $   615
Buildings                                                                                      2,395               1,452
Equipment, furniture and fixtures                                                              1,550               1,214
Construction in progress                                                                           7                 362
     TOTAL COST                                                                                4,773               3,643
Less accumulated depreciation                                                                  1,450               1,160

                                                                                              $3,323              $2,483


Construction in progress at December 31, 1997, relates to construction of a new branch in Black Diamond, Washington. The branch opened in January 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1998 and 1997


NOTE 6 - DEPOSITS

The aggregate amount of certificates of deposit with a minimum denomination of one hundred thousand dollars is approximately $8,559 and $8,253 at December 31, 1998 and 1997, respectively.

At December 31, 1998, the scheduled maturities of certificates of deposit are as follows:


     1999                                            $24,959
     2000                                              1,813
     2001                                                 78
     2002                                                239
     2003 and thereafter                                 200

                                                     $27,289


NOTE 7 - NOTE PAYABLE

The note payable is secured by land, and is payable at $1 monthly, including interest of 8%. Future principal maturities are as follows: 1999 - $2; 2000 - $2; 2001 - $2; 2002 - $2; 2003 - $2; and thereafter - $33.


NOTE 8 - INCOME TAXES

The components of the provision for income taxes are as follows at December 31:


                                                                    1998                 1997

     Current                                                         $401                $350
     Deferred benefit                                                  (8)                - -

     INCOME TAXES                                                    $393                $350


(CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1998 and 1997


NOTE 8 - INCOME TAXES (CONCLUDED)

The effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 follows:


                                                                                               1998                 1997

DEFERRED TAX ASSETS
     Provision for credit losses                                                                $187                $161
     Deferred compensation                                                                         9                   7
     Other                                                                                         6                 - -
     TOTAL DEFERRED TAX ASSETS                                                                   202                 168

DEFERRED TAX LIABILITIES
     Depreciation                                                                                - -                  16
     Cash basis tax accounting                                                                    98                  92
     Deferred income                                                                             117                  81
     Unrealized gain on securities available for sale                                             47                  34
     TOTAL DEFERRED TAX LIABILITIES                                                              262                 223

     NET DEFERRED TAX LIABILITIES                                                               $ 60                $ 55


The following is a reconciliation between the statutory and effective federal income tax rates for the years ended December 31:


                                                   1998                                   1997
                                                                   PERCENT OF                            PERCENT OF
                                                                   PRE-TAX                                PRE-TAX
                                                   AMOUNT          INCOME                 AMOUNT            INCOME

Income tax at statutory rate                        $396            34.0%                   $322            34.0%
Increase (decrease) resulting from:
   Tax-exempt income                                  (6)            (.5)                     (4)            (.4)
   Other                                               3              .2                      32             3.3

     TOTAL INCOME TAX EXPENSE                       $393            33.7%                   $350            36.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1998 and 1997


NOTE 9 - COMMITMENTS AND CONTINGENCIES

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


                                                      1998                  1997

Commercial and agriculture                             $3,227              $4,194
Real estate                                             2,296               1,993
Credit cards                                            2,436               1,434

                                                       $7,959              $7,621

Outstanding commitments under letters of credit totaled $113 and $105 at December 31, 1998 and 1997, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank's experience has been that approximately 60% of loan commitments are drawn upon by customers. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

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

The Bank has agreements with commercial banks for lines of credit totaling approximately $3,450, and a credit line with the Federal Home Loan Bank totaling 10% of assets. The Bank has entered into a blanket pledge agreement with the Federal Home Loan Bank to secure this credit line. These lines were not drawn upon in 1998 or 1997.

On February 13, 1997, the Company entered into a settlement agreement with the Bank's former president whereby the Company agreed to pay $155 for a three-year noncompete agreement and other benefits. In addition, the executive agreed to forfeit stock options for 20,000 fully vested shares at an option price of $5 per share. Amortization of this non-compete agreement totaled $52 and $47 for the years ended December 31, 1998 and 1997, respectively.


(CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1998 and 1997


NOTE 10 - CONCENTRATION OF CREDIT RISK

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

Investments in state and municipal securities involve governmental entities within the Bank's market area. Letters of credit were granted primarily to commercial borrowers. The Bank, as a matter of practice, generally does not extend credit to any single borrower or group of related borrowers in excess of $800.

The contractual amounts of credit related financial instruments such as commitments to extend credit, credit card arrangements, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.


NOTE 11 - STOCK OPTION PLANS

DIRECTOR PLAN

The 1990 Director Stock Option Plan grants a director an option to purchase 6,000 shares of common stock upon initial election to the Board of Directors at an exercise price equal to the fair market value of the common stock at the date of grant. Options are exercisable on a cumulative basis in annual installments of one-third each on the third, fourth and fifth anniversary of the date of grant. A total of 60,000 shares of the Company's common stock were reserved for option under this plan, of which 54,000 options at $5 per share were granted on June 13, 1990, to expire on June 13, 2005. All options granted are fully vested at December 31, 1998.

EMPLOYEE PLAN

In 1990, the Company adopted a plan providing for granting certain key employees options to purchase common stock. Under the terms of the plan, options are incentive stock options (as defined in the Internal Revenue Code). The option price will be fair market value at the date of grant or a price determined by the Board of Directors, but not less than fair value. Options are exercisable on a cumulative basis in annual installments of one-third each on the third, fourth and fifth anniversary of the date of grant. Pursuant to this plan, 60,000 shares are reserved for option as of December 31, 1998, of which 56,000 shares have been granted.


(CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1998 and 1997


NOTE 11 - STOCK OPTION PLANS (CONTINUED)

EMPLOYEE PLAN (CONCLUDED)

The Company has adopted the disclosure-only provisions of SFAS No. 123, but applies APB Opinion No. 25 in accounting for its plans. If the Company had elected to recognize compensation cost for stock options issued subsequent to December 31, 1995, based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:


                                                                                        1998         1997

Net income:
    As reported                                                                     $    772     $    597
    Pro forma                                                                            732          580

Basic:
    As reported                                                                     $    .96      $   .84
    Pro forma                                                                            .91          .81

Diluted:
    As reported                                                                     $    .90      $   .79
    Pro forma                                                                            .86          .78


The fair value of each option grant is estimated on the date of grant, based on the Black-Scholes option-pricing model and using the following weighted-average assumptions: dividend yield of 0.0% for all years; risk-free interest rates of 6.00%; and expected holding periods ranging from 8 to 10 years. The weighted average fair value of stock options, calculated using the Black-Scholes option-pricing model, granted in 1998 and 1997 was $5.32 and $5.15, respectively. Management believes that the estimated fair values calculated using this pricing model are highly subjective. There is no active market for the options granted, and use of other models could result in different estimated fair values.

Presented below is a summary of the status of the stock options held by directors and employees, and the related transactions for the years presented:


                                                    1998                WEIGHTED          1997                 WEIGHTED
                                                                        AVERAGE                                AVERAGE
                                                                        EXERCISE                               EXERCISE
                                                    SHARES              PRICE             SHARES                PRICE

Outstanding at beginning of year                     103,832            $ 6.83             103,332              $ 5.36
Granted                                                5,500             16.27              20,500               12.50
Forfeited                                             (2,000)            10.00             (20,000)               5.00

     OUTSTANDING AT END OF YEAR                      107,332              7.25             103,832                6.83

Options exercisable at year-end                       77,332                                77,332


(CONTINUED)

--------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Mountain Bank Holding Company and Subsidiary
December 31, 1998 and 1997


NOTE 11 - STOCK OPTION PLANS (CONCLUDED)

The following summarizes information about stock options outstanding at December 31, 1998:


         OPTIONS OUTSTANDING
                                                                  WEIGHTED AVERAGE
         EXERCISE                    NUMBER                       REMAINING                        NUMBER
         PRICE                       OUTSTANDING                  CONTRACTUAL LIFE (YEARS)         EXERCISABLE

          $ 5.00                      75,332                       5.0                              75,332
            6.25                       2,000                       3.4                               2,000
           11.00                       4,000                       7.5                                 - -
           12.50                      20,500                       8.6                                 - -
           13.00                       1,500                       9.4                                 - -
           17.50                       4,000                       9.8                                 - -


NOTE 12 - PROFIT SHARING PLAN

The Bank's defined contribution profit sharing plan covers substantially all employees who have completed one year or more of service. Employees are eligible to defer up to 15% of their gross salary, with employer contributions to the Plan made at the discretion of the Board of Directors. The Bank's contribution for the years ended December 31, 1998 and 1997, totaled $31 and $23, respectively.


NOTE 13 - DEFERRED COMPENSATION AGREEMENT

In 1993 the Bank established a deferred compensation agreement with a director under which the director will defer his director fees. At retirement he will receive a benefit of $1 per month for 120 months. The accrued liability related to this agreement totaled $26 and $21 at December 31, 1998 and 1997, respectively. Expenses associated with this plan were $5 and $6 in 1998 and 1997, respectively. The Bank has also purchased a whole-life insurance policy, which may be used to fund benefits under the deferred compensation agreement.


NOTE 14 - EMPLOYEE STOCK PURCHASE PLAN

Effective July 1, 1995, the Company adopted an employee stock purchase plan whereby eligible employees can purchase common stock at the lesser of the stock's fair market value at the beginning or the end of the plan year. The aggregate number of shares reserved under this plan is 19,270. No employee can purchase more than 200 shares of common stock valued at more than $25 in any plan year; 1,186 and 1,898 shares were issued at a price of $12.50 and $10.00 per share for the years ended December 31, 1998 and 1997, respectively.

--------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Mountain Bank Holding Company and Subsidiary
December 31, 1998 and 1997


NOTE 15 - REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risk-based ratios as set forth in the table.

As of December 31, 1998, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table.


                                                                                                  TO   BE   WELL CAPITALIZED
                                                                                                  UNDER PROMPT
                                                                          CAPITAL ADEQUACY        CORRECTIVE ACTION
                                                 ACTUAL                   PURPOSES                PROVISIONS
                                                 AMOUNT       RATIO       AMOUNT       RATIO      AMOUNT            RATIO
DECEMBER 31, 1998
     TIER 1 CAPITAL (TO AVERAGE ASSETS):
       Consolidated                             $ 9,600       11.39%       $3,371      4.00%          N/A             N/A
       Bank                                       9,441       11.21         3,369      4.00        $4,211            5.00
     TIER 1 CAPITAL (TO RISK-WEIGHTED ASSETS):
       Consolidated                               9,600       18.79         2,044      4.00           N/A             N/A
       Bank                                       9,441       18.47         2,044      4.00         3,066            6.00
     TIER 2 CAPITAL:
       Consolidated                              10,218       19.99         4,089      8.00           N/A             N/A
       Bank                                      10,059       19.68         4,089      8.00         5,111           10.00


(CONTINUED)

--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Mountain Bank Holding Company and Subsidiary
December 31, 1998 and 1997


NOTE 15 - REGULATORY MATTERS (CONCLUDED)


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


Management believes, as of December 31, 1998, that the Company and the Bank meet all capital requirements to which they are subject.

RESTRICTIONS ON RETAINED EARNINGS

National banks can initiate dividend payments in a given year, without prior regulatory approval, equal to net profits, as defined, for that year plus retained net profits for the preceding two years. The Bank can distribute as dividends to the parent company approximately $1,071 as of December 31, 1998, without regulatory approval.


NOTE 16 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS - DECEMBER 31


                                                                                              1998                  1997

ASSETS
     Cash                                                                                    $    73             $   680
     Investment in the Bank                                                                    9,532               5,785
     Investment in Mountain Real Estate Holdings, Inc.                                           - -                 653
     Due from subsidiaries                                                                       127                 195
     Other assets                                                                                 56                 109

     TOTAL ASSETS                                                                             $9,788              $7,422

LIABILITIES AND SHAREHOLDERS' EQUITY
     Federal income taxes payable                                                             $   97             $    191
     Other liabilities                                                                           - -                  80
     Shareholders' equity                                                                      9,691               7,151

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $9,788              $7,422



(CONTINUED)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1998 and 1997


NOTE 16 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (CONCLUDED)


                                                                                             1998                  1997
CONDENSED STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31

OPERATING INCOME/BANK

     Dividend from subsidiary                                                                   $500                $225

OPERATING EXPENSES                                                                               (70)                (99)

     INCOME BEFORE INCOME TAXES AND EQUITY

     IN UNDISTRIBUTED INCOME OF SUBSIDIARIES                                                     430                 126

INCOME TAX BENEFIT                                                                               (26)                - -

     INCOME BEFORE EQUITY IN
     UNDISTRIBUTED INCOME OF SUBSIDIARIES                                                        456                 126

EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES                                                   316                 471

     NET INCOME                                                                                 $772                $597



CONDENSED STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                              $   772              $  597
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Amortization of organization costs                                                       1                   3
          Amortization of covenant not to compete                                                 52                  47
          Equity in undistributed income of subsidiaries                                        (316)               (471)
          Increase in covenant not to compete                                                    - -                (155)
          (Increase) decrease in receivable from subsidiaries                                     68                 (41)
          Increase (decrease) in federal income taxes                                            (94)                 76
          Increase  (decrease) in other liabilities                                              (80)                 80
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   403                 136

CASH FLOWS FROM INVESTING ACTIVITIES

     Investment in subsidiaries                                                               (2,750)               (650)


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                                    1,740               1,187

     NET CHANGE IN CASH                                                                         (607)                673

CASH, BEGINNING OF YEAR                                                                          680                   7

     CASH, END OF YEAR                                                                       $    73              $  680

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1998 and 1997


NOTE 17 - OTHER EXPENSES

Other expenses include the following amounts which are in excess of 1% of the total of interest income and non-interest income for the years ended December 31:


                                                                                               1998                 1997

Professional fees                                                                              $  76                $ 81
Data processing                                                                                  347                 295
Office supplies and expenses                                                                     119                  91
Business taxes                                                                                    79                  69


NOTE 18 - EARNINGS PER SHARE DISCLOSURES


Following is information regarding the calculation of basic and diluted earnings per share for the years indicated:


                                                              NET INCOME            SHARES               PER SHARE
                                                              (NUMERATOR)           (DENOMINATOR)          AMOUNT
YEAR ENDED DECEMBER 31, 1998

     Basic earnings per share:

       Net income                                              $772                   807,732             $.96
     Effect of dilutive securities:
       Options                                                  - -                    51,240                (.06)
     Diluted earnings per share:
       NET INCOME                                              $772                   858,972             $.90

YEAR ENDED DECEMBER 31, 1997

     Basic earnings per share:
       Net income                                              $597                   713,437             $.84
     Effect of dilutive securities:
       Options                                                  - -                    43,457                (.05)
     Diluted earnings per share:
       NET INCOME                                              $597                   756,894             $.79


The number of shares shown for "options" is the number of incremental shares that would result from exercise of options and use of the proceeds to repurchase shares at the average market price during the year.


NOTE 19 - CAPITAL OFFERING

On October 1, 1998, the Company offered for sale 100,000 shares of one-dollar par value common stock at a subscription price of $17.50 per share. The offering was to the general public and was concluded on December 14, 1998.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1998 and 1997


NOTE 20 - COMPREHENSIVE INCOME

Net unrealized gains include, net of tax, $43 and $81 of unrealized gains arising during 1998 and 1997, respectively, less reclassification adjustments of $15 and $7 for gains and losses included in net income for 1998 and 1997, respectively, as follows:

                                                                           BEFORE-          TAX
                                                                           TAX              BENEFIT         NET-OF-TAX
                                                                           AMOUNT           (EXPENSE)        AMOUNT
1998

Unrealized holding gains arising during the year                             $64             $21               $43
Reclassification adjustments for gains realized in net income                (23)             (8)              (15)

     NET UNREALIZED GAINS                                                    $41             $13               $28


1997

Unrealized holding gains arising during the year                            $122             $41               $81
Reclassification adjustments for losses realized in net income                12               5                 7

     NET UNREALIZED GAINS                                                   $134             $46               $88


NOTE 21 - YEAR 2000 ISSUES

As the year 2000 approaches, business issues are emerging regarding how existing computer software programs and operating systems can accommodate the date value. Many software systems are designed to recognize only a two-digit date field, and may read the year 2000 as the year 1900. Thus computations of interest and other similar calculations may be based on wrong dates, or the systems may not be able to process information at all.

The Bank primarily utilizes a third-party service bureau for processing the mission-critical data that might be affected by this problem. The service bureau is in the process of testing, updating, and modifying its computer systems to ensure year 2000 compliance. The first phase of testing those systems was successfully completed before December 31, 1998. Internally, the Bank has implemented a year 2000 compliance program, which is aggressively reviewing year 2000 issues that may be faced by its other outside vendors and customers and that affect its internal computer systems. In the event that significant suppliers or customers do not successfully and timely achieve year 2000 compliance, the Bank's business could be adversely affected. However, management believes that the Bank's own internal systems, networks and resources would allow the Bank to effectively operate and service its customers. To the extent necessary, the Bank will engage alternative vendors and suppliers to facilitate normal operations after January 1, 2000. The costs incurred to date on year 2000 compliance issues have not been material. While it is impossible to estimate the potential impact on the Bank's business after January 1, 2000, management estimates that the costs the Bank will incur prior to that date in its activities necessary to ensure year 2000 compliance will not have a significant effect on its financial position or results of operations.

                                    PART III

                                    EXHIBITS


The following exhibits are incorporated by reference to the Company's registration statement on Form SB-1 (File No. 333-36647).


EXHIBIT NO.       DESCRIPTION

2.1               Articles of Incorporation and Amendment, of the registrant
2.2               By-laws of the registrant, currently in effect
6.2               Mt. Rainier National Bank 1990 Employee Stock Option Plan
6.3               Mt. Rainier National Bank 1990 Director Stock Option Plan
6.4               Mt. Rainier National Bank 1995 Employee Stock Purchase Plan
27                Financial Data Schedule

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN BANK HOLDING COMPANY

Date:             March 15, 1999


By: /S/
   ------------------------------------------------
    Roy T. Brooks, Chairman of the Board & CEO


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /S/                                                 Date: March 15, 1999
   ----------------------------------------------------
           Roy T. Brooks, Chairman of the Board & CEO
                      (Principal Executive Officer)

By: /S/                                                Date: March 15, 1999
   ----------------------------------------------------
         Sheila M. Brumley, Cashier & Secretary to the Board
                     (Principal Accounting Officer)

By: /S/                                    By: /S/
   --------------------------------------     ----------------------------------
      Susan K. Bowen-Hahto, Director                Brian W. Gallagher, Director
Date: March 15, 1999                          Date: March 15, 1999


By: /S/                                    By: /S/
   --------------------------------------     ----------------------------------
        Terry L. Garrison, Director                 Michael K. Jones, Director
Date: March 15, 1999                          Date: March 15, 1999


By: /S/                                    By: /S/
   --------------------------------------     ----------------------------------
         Barry C. Kombol, Director                  John W. Raeder, Director
Date: March 15, 1999                          Date: March 15, 1999


By: /S/                                    By: /S/
   --------------------------------------     ----------------------------------
       Garrett S. Van Beek, Director                 Hans Rudy Zurcher, Director
Date: March 15, 1999                          Date: March 15, 1999

By: /S/
   --------------------------------------
         Steve W. Moergeli, Director
Date: March 15, 1999