Form 10QSB
period 1999-03-31
MOUNTAIN BANK HOLDING CO
filed 1999-05-11
CIK 898018

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 1999

[ ]     Transition Report Under Section 13 or 15(d) of the Exchange Act

        For the transition period from ________________ to ____________________

                        Commission File Number: 0-28394
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

                              Yes   X    No
                                   ---       ---

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:  907,482    (March 31, 1999)
                                                  ------------------------------

Transitional Small Business Disclosure Format:  Yes   X    No
                                                     ---       ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following Consolidated Financial Statements are presented for the Registrant, Mountain Bank Holding Company, and its wholly owned subsidiary, Mt. Rainier National Bank.

PAGE:

1.   Consolidated Balance Sheets for March 31, 1999, and December 31, 1998

2. Consolidated Statements of Income for the three months ended March 31, 1999 and 1998

3. Consolidated Statements of Shareholders' Equity for the three months ended March 31, 1999 and 1998

4. Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998.

5.   Notes to consolidated financial statements.

                           PART II - OTHER INFORMATION

8.   Item 6 Exhibits and Reports on Form 8-K

     Signatures

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

                                    MOUNTAIN BANK HOLDING COMPANY
                                    (Registrant)

Dated:   April 27, 1999
                                    -------------------------------------------
                                       Roy T. Brooks, President and Chief
                                       Executive Officer


Dated:   April 27, 1999
                                    -------------------------------------------
                                       Sheila Brumley, Chief Financial Officer

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
-------------------------------------------------------------------------------

                                                                   MARCH 31,   DECEMBER 31,
                                                                     1999         1998
                                                                  ------------------------
                                                                       (IN THOUSANDS)
Assets
  Cash and due from banks                                          $ 4,668       $ 3,369
  Federal funds sold and interest bearing deposits in banks          5,325        10,546
  Securities available for sale                                     26,829        24,995
  Loans held for sale                                                  686           675
  Loans                                                             45,526        44,785
  Less allowance for possible credit losses                           (614)         (618)
                                                                  ------------------------
  Loans, net                                                        44,912        44,167
                                                                  ------------------------
  Premises and equipment                                             3,481         3,323
  Accrued interest receivable and other assets                         798           660
                                                                  ------------------------
  Total assets                                                     $86,699       $87,735
                                                                  =======================
Liabilities
  Deposits:
     Non-interest bearing                                          $11,612       $11,717
     Savings and interest-bearing demand                            37,756        38,587
     Time                                                           27,068        27,289
                                                                  -----------------------
  Total deposits                                                    76,436        77,593
                                                                  -----------------------
   Long-term debt                                                       43            43
   Accrued interest payable and other liabilities                      472           408
                                                                  -----------------------
  Total liabilities                                                 76,951        78,044
                                                                  -----------------------
Shareholders' Equity
  Common stock (par value $1); authorized 5,000,000
     shares; issued and outstanding: 1999 - 907,482 shares;
     1998 - 907,482 shares                                             907           907
  Paid-in capital                                                    6,694         6,694
  Retained earnings                                                  2,115         1,999
  Accumulated other comprehensive income                                32            91
                                                                  -----------------------
  Total shareholders' equity                                         9,748         9,691
                                                                  -----------------------
  Total liabilities and shareholders' equity                       $86,699       $87,735
                                                                  =======================

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                                         THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                 ------------------------------------
                                                                         1999               1998
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest Income
  Loans                                                                $ 1,103             $ 1,063
  Securities available for sale                                            382                 348
  Federal funds sold and interest bearing deposits in banks                 83                  54
                                                                       ----------------------------
  Total interest income                                                  1,568               1,465

Interest Expense
   Deposits                                                                594                 611
Net interest income                                                        974                 854
Provision for credit losses                                                  -                 (39)
                                                                       ----------------------------
Net interest income after provision for credit losses                      974                 815
                                                                       ----------------------------
Noninterest income
  Service charges on deposit accounts                                      116                  92
  Origination fees and gains on loans sold                                  40                  72
  Gain on sales of securities available for sale                             1                   1
  Other                                                                     40                  39
                                                                       ----------------------------
  Total noninterest income                                                 197                 204
                                                                       ----------------------------
Noninterest expense
  Salaries and employee benefits                                           538                 402
  Occupancy and equipment                                                  137                 119
  Other                                                                    343                 290
                                                                       ----------------------------
  Total noninterest expenses                                             1,018                 811
                                                                       ----------------------------
Income before income taxes                                                 153                 208
Income taxes                                                               (37)                (78)
                                                                       ----------------------------
Net income                                                               $ 116               $ 130
                                                                       ============================
Per share data:
   Basic earnings per share                                             $ 0.13              $ 0.16
   Diluted earnings per share                                           $ 0.12              $ 0.15
   Weighted average number of common shares outstanding,
    including dilutive stock options                                   970,305             853,375
Return on average assets                                                  0.54%               0.71%

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                ACCUMULATED
                                                                                   OTHER
                                               COMMON    PAID-IN    RETAINED   COMPREHENSIVE
                                                STOCK    CAPITAL    EARNINGS       INCOME         TOTAL
BALANCE AT DECEMBER 31, 1997                    $ 803    $ 5,058     $ 1,227        $ 63         $ 7,151
Sale of common stock under employee
 stock purchase plan                                -          -           -           -               -
Sale of common stock                                -          -           -           -               -
Comprehensive income:
   Net income                                       -          -         130           -             130
   Other comprehensive income,
    net of tax:
      Unrealized gain on securities,
       net of reclassification adjustment                                             (4)             (4)
COMPREHENSIVE INCOME                                                                                 126
BALANCE AT MARCH 31, 1998                       $ 803    $ 5,058     $ 1,357        $ 59         $ 7,277

                                                                                ACCUMULATED
                                                                                   OTHER
                                               COMMON    PAID-IN    RETAINED   COMPREHENSIVE
                                                STOCK    CAPITAL    EARNINGS       INCOME         TOTAL
BALANCE AT DECEMBER 31, 1998                    $ 907    $ 6,694     $ 1,999        $ 91         $ 9,691
Sale of common stock under employee
 stock purchase plan                                -          -           -           -               -
Sale of common stock                                -          -           -           -               -
Comprehensive income:
   Net income                                       -          -         116                         116
   Other comprehensive income,
    net of tax:
      Unrealized gain on securities,
       net of reclassification adjustment                                            (59)            (59)
COMPREHENSIVE INCOME                                                                                  57
BALANCE AT MARCH 31, 1999                       $ 907    $ 6,694     $ 2,115        $ 32         $ 9,748

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS   (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                               ---------------------
                                                                                 1999         1998
                                                                                   (IN THOUSANDS)
Net income                                                                     $   116       $   130
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for possible credit losses                                              -            39
   Depreciation                                                                     94            69
   Gain on sales of securities available for sale                                   (1)           (1)
   Amortization, net of accretion                                                   31             6
   Gain on loans sold                                                              (40)          (72)
   Originations of loans held for sale                                          (1,810)       (3,189)
   Proceeds from sales of loans                                                  1,839         3,303
   Other                                                                           (44)          (16)
                                                                               ----------------------
Net cash provided by operating activities                                          185           269
                                                                               ----------------------
Cash Flows from Investing Activities
   Net (increase) decrease in Federal funds sold                                 5,221        (5,252)
   Purchase of securities available for sale                                    (7,442)       (3,063)
   Proceeds from maturities and sales of securities available for sale           5,489         4,833
   (Increase)/decrease in loans, net of principal collections                     (745)          939
   Additions to premises and equipment                                            (252)         (301)
                                                                               ----------------------
Net cash used in investing activities                                            2,271        (2,844)
                                                                               ----------------------
Cash Flows from Financing
   Net increase/(decrease) in deposits                                          (1,157)        3,820
   Common stock sold                                                                 -            36
                                                                               ----------------------
Net cash provided by (used in) financing activities                             (1,157)        3,856
                                                                               ----------------------
Net increase in cash                                                             1,299         1,281
Cash and due from Banks
   Beginning of period                                                           3,369         2,827
                                                                               ----------------------
   End of period                                                               $ 4,668       $ 4,108
                                                                               ======================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                               $   594       $   610
   Income taxes paid                                                           $    37       $    78

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Fair value adjustment of securities available for sale, net of tax              (59)           (4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

         The unaudited consolidated financial statements include the accounts of Mountain Bank Holding Company (the Company) and its wholly owned subsidiary, Mt. Rainier National Bank (the Bank). The consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with general practice within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant intercompany transactions and amounts have been eliminated. In the opinion of management, all adjustments (consisting only of recurring accruals) necessary for a fair presentation are reflected in the financial statements. Reference is hereby made to the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 1999.

NOTE 2 - EARNINGS PER COMMON SHARE

         Basic earnings per share are based on the average number of common shares outstanding, assuming no dilution. Diluted earnings per common share are computed assuming the exercise of stock options.

                                                       Net Income           Shares        Per Share
                                                       (Numerator)       (Denominator)      Amount
       THREE MONTHS ENDED MARCH 31, 1999
       Basic earnings per share:
          Net Income                                        $116             907,482       $ 0.13
       Effect of dilutive securities:
          Options                                              -              62,823         (.01)
       Diluted earnings per share:
          Net Income                                        $116             970,305       $ 0.12

       THREE MONTHS ENDED MARCH 31, 1998
       Basic earnings per share:
          Net Income                                        $130             806,296       $ 0.16
       Effect of dilutive securities:
          Options                                              -              47,079         (.01)
       Diluted earnings per share:
          Net Income                                        $130             853,375       $ 0.15

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

         ASSESSMENT. All of the Bank's computer equipment and mission-critical software programs have been identified. This phase is complete. The Bank's primary software vendors were also assessed during this phase, and vendors who provide mission-critical software have been contacted. The Company will continue to monitor and work with these vendors. The Company has also identified, and begun working with, the Bank's significant borrowers to assess the extent to which they may be affected by year 2000 issues.

         TESTING. Updating and testing of the Company's and the Bank's automated systems is currently underway and the Company anticipates that all testing will be complete by June 30, 1999. Upon completion, the Company will be able to identify any internal computer systems that remain non-compliant.

         REMEDIATION AND IMPLEMENTATION. This phase involves obtaining and implementing renovated software applications provided by the Company's vendors. As these applications are received and implemented, the Company will test them for year 2000 compliance. This phase also involves upgrading and replacing automated systems where appropriate and will continue throughout 1999.

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