Form 10QSB
period 1999-06-30
MOUNTAIN BANK HOLDING CO
filed 1999-08-03
CIK 898018

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1999

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

                       Yes       X             No
                            ----------           ----------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 910,680 (June 30, 1999)
                                                 --------------------------

Transitional Small Business Disclosure Format:  Yes    X        No
                                                    ----------     ----------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following Consolidated Financial Statements are presented for the Registrant, Mountain Bank Holding Company, and its wholly owned subsidiary, Mt. Rainier National Bank.

PAGE:

1.   Consolidated Balance Sheets for June 30, 1999, and December 31, 1998

2. Consolidated Statements of Income for the three months and six months ended June 30, 1999 and 1998

3. Consolidated Statements of Shareholders' Equity for the six months ended June 30, 1999 and 1998

4. Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998.

5.   Notes to consolidated financial statements.



                           PART II - OTHER INFORMATION

8.   Item 4 Submission of Matters to a Vote of Security Holders

9.   Item 6 Exhibits and Reports on Form 8-K

10.  Signatures

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
------------------------------------------------------------------------------

                                                                            JUNE 30,          DECEMBER 31,
                                                                              1999                1998
                                                                       -------------------------------------
                                                                                     (IN THOUSANDS)
Assets
  Cash and due from banks                                                      $ 3,851              $ 3,369
  Federal funds sold and interest bearing deposits in banks                      5,161               10,546
  Securities available for sale                                                 26,470               24,995
  Loans held for sale                                                                -                  675

  Loans                                                                         48,446               44,785
  Less allowance for possible credit losses                                       (608)                (618)
                                                                       -------------------------------------
  Loans, net                                                                    47,838               44,167
                                                                       -------------------------------------

  Premises and equipment                                                         3,410                3,323
  Accrued interest receivable                                                      509                  357
  Other assets                                                                     153                  303
                                                                       -------------------------------------
  Total assets                                                                $ 87,392             $ 87,735
                                                                       -------------------------------------
                                                                       -------------------------------------

Liabilities
  Deposits:
     Non-interest bearing                                                     $ 14,245             $ 11,717
     Savings and interest-bearing demand                                        36,314               38,587
     Time                                                                       26,520               27,289
                                                                       -------------------------------------
  Total deposits                                                                77,079               77,593
                                                                       -------------------------------------
  Note payable                                                                      43                   43
  Accrued interest payable                                                         198                  215
  Other liabilities                                                                115                  193
                                                                       -------------------------------------
  Total liabilities                                                             77,435               78,044
                                                                       -------------------------------------


Shareholders' Equity
  Common stock (par value $1); authorized 5,000,000
     shares; issued and outstanding: 1999 - 910,680 shares;
     1998 - 907,482 shares                                                         911                  907
  Paid-in capital                                                                6,721                6,694
  Retained earnings                                                              2,325                1,999
  Accumulated other comprehensive income                                             -                   91
                                                                       -------------------------------------
  Total shareholders' equity                                                     9,957                9,691
                                                                       -------------------------------------

  Total liabilities and shareholders' equity                                  $ 87,392             $ 87,735
                                                                       -------------------------------------
                                                                       -------------------------------------

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
------------------------------------------------------------------------------

                                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                           JUNE 30,                           JUNE 30,
                                                          -----------------------------------------------------------------------
                                                                    1999            1998              1999               1998
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA) (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest Income
  Loans                                                         $ 1,150           $ 1,101          $ 2,253              $ 2,164
  Federal funds sold and interest bearing
    deposits in banks                                                63                80              146                  134
  Investment taxable income                                         371               351              749                  691
  Investment tax exempt income                                        3                                  7                    8
                                                             -------------------------------------------------------------------
  Total interest income                                           1,587             1,532            3,155                2,997

Interest Expense
   Deposits                                                         571               626            1,164                1,236
   Note payable                                                       1                 1                2                    2
   Total interest expense                                           572               627            1,166                1,238

Net interest income                                               1,015               905            1,989                1,759

Provision for credit losses                                           -               (39)               -                  (78)
                                                             -------------------------------------------------------------------

Net interest income after provision for credit losses             1,015               866            1,989                1,681
                                                             -------------------------------------------------------------------

Noninterest income
  Service charges on deposit accounts                               119                98              235                  190
  Origination fees and gains on loans sold                           26                78               66                  150
  Commission income on sale of non-deposit products                   6                 -                6                    -
  Gain on sales of securities available for sale                      -                12                1                   13
  Other                                                              43                45               83                   84
                                                             -------------------------------------------------------------------
  Total noninterest income                                          194               233              391                  437
                                                             -------------------------------------------------------------------

Noninterest expense
  Salaries                                                          410               341              872                  679
  Employee benefits                                                  82                60              158                  124
  Occupancy                                                          45                36               87                   71
  Equipment                                                         108                78              203                  162
  Other                                                             276               324              619                  614
                                                             -------------------------------------------------------------------
  Total noninterest expenses                                        921               839            1,939                1,650
                                                             -------------------------------------------------------------------

Income before income taxes                                          288               260              441                  468

Income taxes                                                        (78)              (93)            (115)                (171)
                                                             -------------------------------------------------------------------

Net income                                                        $ 210             $ 167            $ 326                $ 297
                                                             -------------------------------------------------------------------
                                                             -------------------------------------------------------------------

Per share data:
   Basic earnings per share                                      $ 0.23            $ 0.21           $ 0.36               $ 0.37
   Diluted earnings per share                                    $ 0.22            $ 0.20           $ 0.34               $ 0.35
   Weighted average number of common shares outstanding,
      including dilutive stock options                          971,407           856,349          970,142              855,953

Return on average assets                                          0.97%             0.87%            0.76%                0.78%

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
------------------------------------------------------------------------------

                                                                                                 ACCUMULATED
                                                                                                    OTHER
                                                   COMMON       PAID-IN          RETAINED       COMPREHENSIVE
                                                    STOCK       CAPITAL          EARNINGS           INCOME             TOTAL
BALANCE AT DECEMBER 31, 1997                       $ 803        $ 5,058           $ 1,227             $ 63              $ 7,151

Sale of common stock under employee
   stock purchase plan                                 1             14                 -                -                   15

Sale of common stock                                   3             32                 -                -                   35

Comprehensive income:
   Net income                                          -              -               297                -                  297
   Other comprehensive income,
     net of tax:
       Unrealized loss on securities,
        net of reclassification adjustment                                                              (2)                  (2)

COMPREHENSIVE INCOME                                                                                                        295

BALANCE AT JUNE 30, 1998                           $ 807        $ 5,104           $ 1,524             $ 61              $ 7,496

                                                                                                  ACCUMULATED
                                                                                                     OTHER
                                                  COMMON        PAID-IN          RETAINED        COMPREHENSIVE
                                                   STOCK        CAPITAL          EARNINGS            INCOME             TOTAL
BALANCE AT DECEMBER 31, 1998                       $ 907        $ 6,694           $ 1,999             $ 91              $ 9,691

Sale of common stock under employee
   stock purchase plan                                 2             17                 -                -                   19

Sale of common stock                                   2             10                 -                -                   12

Comprehensive income:
   Net income                                          -              -               326                                   326
   Other comprehensive income,
     net of tax:
       Unrealized loss on securities,
        net of reclassification adjustment                                                             (91)                 (91)

COMPREHENSIVE INCOME                                                                                                        235

BALANCE AT JUNE 30, 1999                           $ 911        $ 6,721           $ 2,325              $ -              $ 9,957

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS   (UNAUDITED)
------------------------------------------------------------------------------

                                                                                             SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                 ------------------------------------
                                                                                           1999                1998
                                                                                                (IN THOUSANDS)
Net income                                                                              $   326              $   297
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for possible credit losses                                                      -                   78
    Depreciation                                                                            185                  141
    Gain on sales of securities available for sale                                           (1)                 (13)
    Amortization, net of accretion                                                           61                   14
    Gain on loans sold                                                                      (66)                (150)
    Originations of loans held for sale                                                  (3,238)              (6,916)
    Proceeds from sales of loans                                                          3,979                6,935
    Other                                                                                   (50)                (211)
                                                                                 ------------------------------------
Net cash provided by operating activities                                                 1,196                  175
                                                                                 ------------------------------------

Cash Flows from Investing Activities
    Net (increase) decrease in Federal funds sold and interest bearing deposits           5,385               (1,657)
    Purchase of securities available for sale                                            (9,609)              (8,161)
    Proceeds from maturities and sales of securities available for sale                   7,935                6,497
    (Increase) in loans, net of principal collections                                    (3,671)                (752)
    Additions to premises and equipment                                                    (295)                (305)
    Proceeds from disposition of premises and/or equipment                                   24                    4
                                                                                 ------------------------------------
Net cash used in investing activities                                                      (231)              (4,374)
                                                                                 ------------------------------------

Cash Flows from Financing
    Net increase/(decrease) in deposits                                                    (514)               4,501
    Increase in other borrowed money                                                                             400
    Common stock sold                                                                        31                   50
                                                                                 ------------------------------------
Net cash provided by (used in) financing activities                                        (483)               4,951
                                                                                 ------------------------------------

Net increase in cash                                                                        482                  752

Cash and due from Banks
    Beginning of period                                                                   3,369                2,827
                                                                                 ------------------------------------
    End of period                                                                       $ 3,851              $ 3,579
                                                                                 ------------------------------------
                                                                                 ------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                                        $ 1,183              $ 1,198
   Income taxes paid                                                                    $   150              $   171

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
      Fair value adjustment of securities available for sale, net of tax                    (91)                  (2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

         The unaudited consolidated financial statements include the accounts of Mountain Bank Holding Company (the Company) and its wholly owned subsidiary, Mt. Rainier National Bank (the Bank). The consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with general practice within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant intercompany transactions and amounts have been eliminated. In the opinion of management, all adjustments (consisting only of recurring accruals) necessary for a fair presentation are reflected in the financial statements. Reference is hereby made to the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 1999.

NOTE  2 - EARNINGS PER COMMON SHARE

         Basic earnings per share are based on the average number of common shares outstanding, assuming no dilution. Diluted earnings per common share are computed assuming the exercise of stock options.

                                                               Net Income           Shares       Per Share
                                                               (Numerator)       (Denominator)     Amount
       SIX MONTHS ENDED JUNE 30, 1999
       Basic earnings per share:
            Net Income                                           $ 326             908,748         $ 0.36
       Effect of dilutive securities:
            Options                                                  -              61,394           (.02)
       Diluted earnings per share:
            Net Income                                           $ 326             970,142         $ 0.34

       SIX MONTHS ENDED JUNE 30, 1998
       Basic earnings per share:
            Net Income                                           $ 297             806,691          $0.37
       Effect of dilutive securities:
            Options                                                  -              49,262           (.02)
       Diluted earnings per share:
            Net Income                                           $ 297             855,953          $0.35

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

         TESTING. Updating and testing of the Company's and the Bank's automated systems is complete. The Company has identified which computer systems are non-compliant and is in the process of renovating or replacing those systems. All mission critical systems have been determined to be compliant.

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

         Commercial banks may experience a contraction in their deposit base, if a significant amount of deposited funds are withdrawn by customers prior to the year 2000, and interest rates may increase as the millennium approaches. This potential deposit contraction could make it necessary for the Bank to change its sources of funding and could impact future earnings. The Company established a contingency plan for addressing this situation, should it arise, into its asset and liability management policies. The plan includes maintaining the ability to borrow funds from correspondent banks, the Federal Home Loan Bank of Seattle and the Federal Reserve Bank of
San Francisco. Significant demand for funds from other banks could reduce the amount of funds available for the Bank to borrow. If insufficient funds are available from these sources, the Bank may also sell investment securities or other liquid assets to meet liquidity needs.

         The Bank lends significant amounts to businesses in its marketing area. If these businesses are adversely affected by year 2000 problems, their ability to repay loans could be impaired. This increased credit risk could adversely affect the Bank's financial performance. During the assessment phase of the Company's Year 2000 program, each of the Bank's substantial borrowers were identified, and the Bank is working with such borrowers to ascertain their levels of exposure to year 2000 problems. To the extent that the Bank is unable to assure itself of the year 2000 readiness of such borrowers, it intends to apply additional risk assessment criteria to the indebtedness of such borrowers and make any necessary related adjustments to the Bank's provision for credit losses.

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

         THE COMPANY'S CONTINGENCY PLANS

         The Company has developed a specific contingency plan related to year 2000 issues to be implemented in conjunction with the Disaster Recovery Plan. The plan was tested in late June and the results are being reviewed. As the Company and the Bank continue the remediation phase, and based on future ongoing assessment of the readiness of vendors, service providers and substantial borrowers, the Company will adjust the contingency plans as needed. Certain circumstances, as described above in "Risks", may occur for which there are no completely satisfactory contingency plans.


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

                           PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Mountain Bank Holding Company's Annual Shareholders' Meeting was held on April 13, 1999.

(b) The information in response to this item is located in the Company's Annual Meeting Proxy Statement dated March 30, 1999.

(c)  A brief description of each matter voted upon at the Annual
     Shareholders' Meeting held on April 13, 1999 and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee for office is presented below:

     (1) Election of (3) Directors for terms expiring in 2002 or until their successors have been elected and qualified.

                  Director:

                  Brian W. Gallagher
                     Votes cast for:                 595,654
                     Votes cast against:               3,328
                     Votes withheld:                     100

                  Michael K. Jones, Sr.
                     Votes cast for:                 597,022
                     Votes cast against:               1,960
                     Votes withheld:                     100


                  Hans R. Zurcher
                     Votes cast for:                 597,782
                     Votes cast against:               1,200
                     Votes withheld:                     100

     (2) Approval of the 1999 Director Stock Option Plan, which provides for the issuance of a maximum of 20,000 shares of non-qualified stock options to directors of the Company.


                     Votes cast for:                   569,839
                     Votes cast against:                17,458
                     Votes withheld:                    11,785

     (3) Approval of the 1999 Employee Stock Option Plan, which provides for the issuance of a maximum of 60,000 shares of incentive stock options to employees of the Company.

                     Votes cast for:                   583,158
                     Votes cast against:                 3,924
                     Votes withheld:                    12,000

     (4) Ratification of the appointment of Knight, Vale & Gregory, Inc., P.S., Certified Public Accountants, as the independent auditors for the Company and its subsidiaries for the 1999 fiscal year.


                     Votes cast for:                    594,959
                     Votes cast against:                  1,960
                     Votes withheld:                      2,163

(d)      None


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


                                  MOUNTAIN BANK HOLDING COMPANY
                                  (Registrant)




Dated:   July 27, 1999
                                  -----------------------------------------
                                  Roy T. Brooks, President and Chief
                                  Executive Officer




Dated:   July 27, 1999
                                  -----------------------------------------
                                  Sheila Brumley, Chief Financial Officer