Form 10QSB
period 1999-09-30
MOUNTAIN BANK HOLDING CO
filed 1999-11-08
CIK 898018

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999

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
                                                    916,680 (September 30, 1999)
                                                    ----------------------------

Transitional Small Business Disclosure Format:  Yes       X          No
                                                    -------------       --------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following Consolidated Financial Statements are presented for the Registrant, Mountain Bank Holding Company, and its wholly owned subsidiary, Mt. Rainier National Bank.

PAGE:

1.       Consolidated Balance Sheets for September 30, 1999, and December 31,
         1998

2. Consolidated Statements of Income for the three months and nine months ended September 30, 1999 and 1998

3. Consolidated Statements of Shareholders' Equity for the nine months ended September 30, 1999 and 1998

4. Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998.

5.       Notes to consolidated financial statements.

                           PART II - OTHER INFORMATION

8.       Item 6 Exhibits and Reports on Form 8-K

8.       Signatures


MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------



                                                                                  SEPT. 30         DECEMBER 31,
                                                                                    1999               1998
                                                                              --------------------------------------
                                                                                        (IN THOUSANDS)
Assets
  Cash and due from banks                                                              $ 3,979              $ 3,369
  Federal funds sold and interest bearing deposits in banks                              6,077               10,546
  Securities available for sale                                                         28,775               24,995
  Loans held for sale                                                                      118                  675

  Loans                                                                                 49,193               44,785
  Less allowance for possible credit losses                                               (606)                (618)
                                                                              --------------------------------------
  Loans, net                                                                            48,587               44,167
                                                                              --------------------------------------

  Premises and equipment                                                                 3,407                3,323
  Accrued interest receivable                                                              546                  357
  Other assets                                                                             205                  303
                                                                              --------------------------------------
  Total assets                                                                        $ 91,694             $ 87,735
                                                                              ======================================

Liabilities
  Deposits:
     Non-interest bearing                                                             $ 15,171             $ 11,717
     Savings and interest-bearing demand                                                38,083               38,587
     Time                                                                               28,028               27,289
                                                                              --------------------------------------
  Total deposits                                                                        81,282               77,593
                                                                              --------------------------------------
  Note payable                                                                              42                   43
  Accrued interest payable                                                                 194                  215
  Other liabilities                                                                        143                  193
                                                                              --------------------------------------
  Total liabilities                                                                     81,661               78,044
                                                                              --------------------------------------


Shareholders' Equity

  Common stock (par value $1); authorized 5,000,000
     shares; issued and outstanding: 1999 - 916,680 shares;
     1998 - 907,482 shares                                                                 917                  907
  Paid-in capital                                                                        6,745                6,694
  Retained earnings                                                                      2,498                1,999
  Accumulated other comprehensive income                                                  (127)                  91
                                                                              --------------------------------------
  Total shareholders' equity                                                            10,033                9,691
                                                                              --------------------------------------

  Total liabilities and shareholders' equity                                          $ 91,694             $ 87,735
                                                                              ======================================



MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------

                                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                       SEPTEMBER 30,
                                                             -----------------------------------------------------------------------
                                                                  1999            1998              1999               1998
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest Income
  Loans                                                             $ 1,175           $ 1,169          $ 3,428              $ 3,333
  Federal funds sold and interest bearing deposits in banks              91                44              237                  178
  Investment taxable income                                             383               374            1,132                1,065
  Investment tax exempt income                                            4                 4               11                   12
                                                             -----------------------------------------------------------------------
  Total interest income                                               1,653             1,591            4,808                4,588

Interest Expense
   Deposits                                                             590               634            1,754                1,872
   Note payable                                                           1                 1                3                    3
                                                             -----------------------------------------------------------------------
   Total interest expense                                               591               635            1,757                1,875

Net interest income                                                   1,062               956            3,051                2,713

Provision for credit losses                                               -                 -                -                  (78)
                                                             -----------------------------------------------------------------------

Net interest income after provision for credit losses                 1,062               956            3,051                2,635
                                                             -----------------------------------------------------------------------

Noninterest income
  Service charges on deposit accounts                                   125               112              360                  302
  Origination fees and gains on loans sold                               20                88               86                  238
  Commission income on sale of non-deposit products                       8                 -               14                    -
  Gain on sales of securities available for sale                          -                 6                1                   19
  Other                                                                  43                33              126                  117
                                                             -----------------------------------------------------------------------
  Total noninterest income                                              196               239              587                  676
                                                             -----------------------------------------------------------------------

Noninterest expense
  Salaries                                                              436               361            1,308                1,039
  Employee benefits                                                      83                60              241                  185
  Occupancy                                                              61                45              148                  112
  Equipment                                                             113                69              316                  233
  Other                                                                 299               224              918                  838
                                                             -----------------------------------------------------------------------
  Total noninterest expenses                                            992               759            2,931                2,407
                                                             -----------------------------------------------------------------------

Income before income taxes                                              266               436              707                  904

Income taxes                                                            (93)             (157)            (208)                (328)
                                                             -----------------------------------------------------------------------

Net income                                                            $ 173             $ 279            $ 499                $ 576
                                                             =======================================================================


Per share data:
   Basic earnings per share                                          $ 0.19            $ 0.35           $ 0.55               $ 0.71
   Diluted earnings per share                                        $ 0.18            $ 0.33           $ 0.51               $ 0.67
   Weighted average number of common shares outstanding,
      including dilutive stock options                              976,074           856,349          972,786              856,217

Return on average assets                                              0.79%             1.44%            0.76%                0.99%



MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                               ACCUMULATED
                                                                                                  OTHER
                                            COMMON             PAID-IN         RETAINED       COMPREHENSIVE
                                             STOCK             CAPITAL         EARNINGS           INCOME             TOTAL
BALANCE AT DECEMBER 31, 1997                          $ 803        $ 5,058           $ 1,227             $ 63              $ 7,151

Sale of common stock under employee
   stock purchase plan                                    1             14                 -                -                   15

Sale of common stock                                      3             23                 -                -                   26

Comprehensive income:

   Net income                                             -              -               576                -                  576
   Other comprehensive income,
     net of tax:
       Unrealized gain on securities,
        net of reclassification adjustment                                                                131                  131

COMPREHENSIVE INCOME                                                                                                           707

BALANCE AT SEPTEMBER 30, 1998                         $ 807        $ 5,095           $ 1,803            $ 194              $ 7,899


                                                                                               ACCUMULATED
                                                                                                  OTHER
                                            COMMON             PAID-IN         RETAINED       COMPREHENSIVE
                                             STOCK             CAPITAL         EARNINGS           INCOME             TOTAL
BALANCE AT DECEMBER 31, 1998                          $ 907        $ 6,694           $ 1,999             $ 91              $ 9,691

Sale of common stock under employee
   stock purchase plan                                    2             17                 -                -                   19

Sale of common stock                                      8             34                 -                -                   42

Comprehensive income:
   Net income                                             -              -               499                                   499
   Other comprehensive income,
     net of tax:
       Unrealized loss on securities,
        net of reclassification adjustment                                                               (218)                (218)

COMPREHENSIVE INCOME                                                                                                           281

BALANCE AT SEPTEMBER 30, 1999                         $ 917        $ 6,745           $ 2,498           $ (127)            $ 10,033


MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS   (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                        --------------------------------------
                                                                                              1999               1998
                                                                                                   (IN THOUSANDS)
Net income                                                                                         $ 499                $ 576
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for possible credit losses                                                               -                   78
    Depreciation                                                                                     295                  209
    Gain on sales of securities available for sale                                                    (1)                 (19)
    Securities amortization, net of accretion                                                         87                   32
    Gain on loans sold                                                                               (86)                (238)
    Originations of loans held for sale                                                           (4,758)             (10,295)
    Proceeds from sales of loans                                                                   5,401               10,322
    Other                                                                                            (50)                (227)
                                                                                        --------------------------------------
Net cash provided by operating activities                                                          1,387                  438
                                                                                        --------------------------------------

Cash Flows from Investing Activities
    Net (increase) decrease in Federal funds sold and interest bearing deposits                    4,469               (1,902)
    Purchase of securities available for sale                                                    (13,405)             (10,440)
    Proceeds from maturities and sales of securities available for sale                            9,209                8,155
    Increase in loans, net of principal collections                                               (4,420)              (2,071)
    Additions to premises and equipment                                                             (393)                (810)
    Proceeds from disposition of premises and/or equipment                                            14                    4
                                                                                        --------------------------------------
Net cash used in investing activities                                                             (4,526)              (7,064)
                                                                                        --------------------------------------

Cash Flows from Financing
    Net increase in deposits                                                                       3,689                6,871
    Repayment of note payable                                                                         (1)                  (1)
    Common stock sold                                                                                 61                   41
                                                                                        --------------------------------------
Net cash provided by (used in) financing activities                                                3,749                6,911
                                                                                        --------------------------------------

Net increase in cash                                                                                 610                  285

Cash and due from Banks
    Beginning of period                                                                            3,369                2,827
                                                                                        --------------------------------------
    End of period                                                                                $ 3,979              $ 3,112
                                                                                        ======================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                                                 $ 1,778              $ 1,868
   Income taxes paid                                                                               $ 259                $ 415

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
      Fair value adjustment of securities available for sale, net of tax                            (218)                 131


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

         The unaudited consolidated financial statements include the accounts of Mountain Bank Holding Company (the Company) and its wholly owned subsidiary, Mt. Rainier National Bank (the Bank). The consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with general practice within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant intercompany transactions and amounts have been eliminated. In the opinion of management, all adjustments (consisting only of recurring accruals) necessary for a fair presentation are reflected in the financial statements. Reference is hereby made to the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 1999.

NOTE  2 - EARNINGS PER COMMON SHARE

         Basic earnings per share are based on the average number of common shares outstanding, assuming no dilution. Diluted earnings per common share are computed assuming the exercise of stock options.

                                               Net Income      Shares          Per Share
                                               (Numerator)   (Denominator)        Amount
       NINE MONTHS ENDED SEPTEMBER 30,
       1999
       Basic earnings per share:
         Net Income                              $   499       911,392       $      0.55
       Effect of dilutive securities:
         Options                                    --          61,394              (.04)
       Diluted earnings per share:
         Net Income                              $   499       972,786       $      0.51

       NINE MONTHS ENDED SEPTEMBER 30,
       1998
       Basic earnings per share:
         Net Income                              $   576       806,955       $      0.71
       Effect of dilutive securities:
         Options                                    --          49,262              (.04)
       Diluted earnings per share:
         Net Income                              $   576       856,217       $      0.67


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

         THE COMPANY'S STATE OF READINESS

         The Company and the Bank are committed to addressing these Year 2000 issues in a prompt and responsible manner, and they have dedicated the resources to do so. The Company is confident that it has implemented and completed an effective program to mitigate the impact of the year 2000 issue.

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

         PROJECT STATUS. Within a program consistent with applicable regulatory guidelines, management has completed an assessment of its automated systems, has updated and tested its automated systems, and has obtained and implemented renovated software applications provided by the Company's vendors. A moratorium on changes of vendors, installation of hardware, software, applications and equipment (except in response to regulatory changes or production problems) is in effect. The Company has also identified, and continues to work with, the Bank's significant borrowers to lessen the extent to which they may be affected by year 2000 issues.

         ESTIMATED COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

         Based on its assessment to date, the Company does not believe that expenses related to meeting Year 2000 challenges will have a material effect on the operations or financial condition of the Company or the Bank. Anticipated direct expenses for 1999 that can be attributed to year 2000 readiness efforts total approximately $30,000. Capital expenditures total approximately $100,000. Year 2000 challenges facing vendors of mission-critical software and systems, and facing Bank customers, could have a material effect on the operations or financial condition of the Company and the Bank, to the extent such parties are materially affected by such challenges. The success of the Company's efforts will not be known until the year 2000 actually arrives.

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

         The Bank lends significant amounts to businesses in its marketing area. If these businesses are adversely affected by year 2000 problems, their ability to repay loans could be impaired. This increased credit risk could adversely affect the Bank's financial performance. During the assessment phase of the Company's Year 2000 program, each of the Bank's substantial borrowers were identified, and the Bank has worked with such borrowers to ascertain their levels of exposure to year 2000 problems. The Bank was able to assure itself of the year 2000 readiness of such borrowers and found it unnecessary to adjust the Bank's provision for credit losses.

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

         THE COMPANY'S CONTINGENCY PLANS

         The Company has developed a specific contingency plan related to year 2000 issues to be implemented in conjunction with the Disaster Recovery Plan. The plan was tested in late June. Independent third party validation of the testing has also been completed. Certain circumstances, as described above in "Risks", may occur for which there are no completely satisfactory contingency plans.

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

                                        MOUNTAIN BANK HOLDING COMPANY
                                        (Registrant)


Dated:   October 27, 1999
                                        ---------------------------------------
                                        Roy T. Brooks, President and Chief
                                        Executive Officer


Dated:   October 27, 1999
                                        ---------------------------------------
                                        Sheila Brumley, Chief Financial Officer