Form 10KSB40
period 1999-12-31
MOUNTAIN BANK HOLDING CO
filed 2000-03-02
CIK 898018

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

            Annual report under Section 13 or 15(d) of the Securities
                       Exchange Act of 1934 (Fee required)

                  For the fiscal year ended DECEMBER 31, 1999.

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

State the issuer's revenues for its most recent fiscal year:   $7,335,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the
past 60 days:   AT JANUARY 31, 2000 - $14,429,268
             -----------------------------------------

Number of shares of common stock outstanding as of January 31, 2000:   924,013
                                                                     -----------

                       DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated by reference into Part I of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format:      Yes   X     No
                                                        -----      -----

                                TABLE OF CONTENTS

                                     Part I
                         (ITEMS 6-11, FORM 1-A, MODEL B)

                                                                                                   Page #
ITEM 6.    DESCRIPTION OF BUSINESS ..........................................................         1
                General .....................................................................         1

           DESCRIPTION OF MT. RAINIER NATIONAL BANK .........................................         2
                The Bank ....................................................................         2
                History .....................................................................         2
                Business ....................................................................         2
                Service Area ................................................................         3
                Employees ...................................................................         3
                Competition .................................................................         3
                Products and Services .......................................................         3
                Marketing ...................................................................         4
                Lending Activities ..........................................................         4
                Investment Portfolio ........................................................         5
                Statistical Information About the Company ...................................         6
                    Loan Portfolio ..........................................................         6
                    Loan Loss Experience ....................................................         7
                    Allocation of Loan Loss By Loan Classification ..........................         7
                    Investment Securities Portfolio .........................................         8
                    Deposit Liability Composition ...........................................         8
                    GAP Analysis ............................................................         9
                    Distribution of Average Assets, Liability and Shareholders' Equity ......        10
                    Changes in Interest Income and Expense Volume and Rate Variance .........        10
               Supervision and Regulation ...................................................        11
                     Changes in Banking Laws and Regulations ................................        11
                     The Company ............................................................        11
                     Bank Holding Company Regulation ........................................        12
                     Transactions with Affiliates ...........................................        12
                     Regulation of Management ...............................................        12
                     Tie-In Arrangements ....................................................        13
                     State Law Restrictions .................................................        13
                     Mt. Rainier National Bank ..............................................        13
                     Interstate Banking and Branching .......................................        14
                     Deposit Insurance ......................................................        15
                     Dividends ..............................................................        15
                     Capital Adequacy .......................................................        15
                     Effects of Government Monetary Policy ..................................        16
                Year 2000 ...................................................................        16
                Forward Looking Statements ..................................................        17

ITEM 7.    DESCRIPTION OF PROPERTY ..........................................................        18

ITEM 8.    DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES ..........................        18

ITEM 9.    REMUNERATION OF DIRECTORS AND OFFICERS ...........................................        18

                                TABLE OF CONTENTS

                                     Part I
                         (ITEMS 6-11, FORM 1-A, MODEL B)
                                   (continued)

                                                                                                 Page #
ITEM 10.    SECURITY OWNERSHIP OF MANAGEMENT AND
            CERTAIN SECURITY HOLDERS ....................................................          18

ITEM 11.    INTEREST OF MANAGEMENT AND OTHERS IN
            CERTAIN TRANSACTIONS ........................................................          19

                                 Part II
                     (ITEMS 1-6, FORM 1-A, MODEL B)

ITEM 1.     MARKET PRICE OF AND DIVIDENDS ON THE
            REGISTRANT'S COMMON EQUITY ..................................................          20
                 Market Information .....................................................          20
                 Number of Equity Holders ...............................................          20
                 Cash Dividends .........................................................          20
                 Payment of Dividends ...................................................          21

ITEM 2.     LEGAL PROCEEDINGS ...........................................................          21

ITEM 3.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ...............................          21

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........................          21

ITEM 5.     COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ...........................          21

ITEM 6.     REPORTS ON FORM 8-K .........................................................          21


                                                     Part F/S
                                               FINANCIAL STATEMENTS

                                                                                                 Page #
            FINANCIAL STATEMENTS ........................................................          F-1


                                                     Part III
                                                     EXHIBITS

                                                                                                 Page #
            EXHIBITS ....................................................................          E-1


                                                    SIGNATURES

                                                                                                 Page #
            SIGNATURES ..................................................................          S-1

                           FORM 10-KSB AMENDMENT NO. 2
                       TRANSITIONAL SMALL BUSINESS ISSUER
                      DISCLOSURE PURSUANT TO ALTERNATIVE 2

                                     PART I
                         (ITEMS 6-11, MODEL B, FORM 1-A)

ITEM 6.  DESCRIPTION OF BUSINESS

GENERAL

         Mountain Bank Holding Company (the "Company") is a Washington corporation formed in 1993 primarily to hold all of the Common Stock of Mt. Rainier National Bank (the "Bank"), a National Banking Association organized under the laws of the United States. The Bank provides personal and commercial banking and related financial services at its main office located at 501 Roosevelt Avenue, Enumclaw, Washington, at its branch offices located in Buckley, Washington, at 29290 Highway 410, and located in Black Diamond, Washington, at 31329 Third Avenue. and located in Auburn, Washington, at 1436 Auburn Way So. The Company is regulated by the Federal Reserve Board (the "FRB") under the Bank Holding Company Act of 1956, as amended. A bank holding company is generally defined as a company that has direct or indirect control of a bank. The Company qualifies as a bank holding company because it owns one hundred percent (100%) of the outstanding securities of the Bank. At December 31, 1999, the Company reported on a consolidated basis total assets of $91,741,000, total deposits of $81,246,000, and shareholders' equity of $10,162,000.

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

                    DESCRIPTION OF MT. RAINIER NATIONAL BANK
THE BANK

         Mt. Rainier National Bank is a wholly-owned subsidiary of the Company. While the Company and the Bank are distinctly different entities regulated by different regulatory bodies, the income of the Company presently is entirely derived from dividends upstreamed from the Bank to the Company. Therefore, the value of the securities of the Company is, to a large extent, dependent upon the success of the Bank.

HISTORY

         The Bank opened on July 2, 1990, in Enumclaw, Washington, and has been operating since that date.

BUSINESS

         The Bank, through its four branches, offers a full line of commercial banking services including checking accounts, savings programs, ATMs, night depository services, customer safe deposit box facilities, consumer loans, residential loans, commercial loans, real estate and construction loans and agriculture loans, NOW accounts and certificates of deposit.

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

         The Company believes that the growth in loans and profitability achieved by the Bank also is attributable in large measure to its strategy of targeting smaller and medium size businesses in the manner described above and to the business and personal relationships and experience of the Bank's and the Company's management and Directors, rather than the result of greater risk-taking or price concessions. In addition, there have been numerous acquisitions and mergers of banks in the Bank's primary service area which have made the larger institutions in the market even larger. This has resulted in the Bank focusing primarily on the needs of the smaller and medium size commercial customers.

SERVICE AREA

         The primary service area of the Bank is the cities of Enumclaw, Black Diamond, Buckley, Auburn and surrounding communities.

EMPLOYEES

         As of December 31, 1999, the Company employed a full time President and CEO and a half time Chief Financial Officer and Administrative Assistant. As of the same date, the Bank had 50 full time equivalent employees, including three Executive Officers. None of the Bank's employees is presently represented by a union or covered by a collective bargaining agreement. The Bank considers its relationships with its employees to be good.

COMPETITION

         The banking business in the Bank's primary service area is highly competitive with respect to both loans and deposits. All the major out-of-state commercial banks which operate in Washington (including Bank of America, Key Bank, Wells Fargo and U.S. Bank) have a branch or branches within the Bank's primary service area. Among the advantages such major banks have are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to geographic regions of higher yield and demand. Such banks offer certain services which are not offered directly by the Bank (but are offered indirectly through correspondent institutions); and, by virtue of their greater total capitalization (legal lending limits to an individual customer are based upon a percentage of a bank's total shareholder equity accounts), such banks have substantially higher lending limits than the Bank. The primary service area is also served by savings and loan associations and credit unions.

         The Bank also competes with a number of non-bank competitors such as insurance companies, small loan companies, finance companies, mortgage companies, and other funds providers. Many of the Company's non-bank competitors are not subject to the extensive federal and state regulations which govern the Company and, as a result, have a competitive advantage over the Company in providing certain services.

         The Bank believes its competitive position has been strengthened by the consolidation in the banking industry which has resulted in a focus by the larger banks on their larger accounts, with less direct contact between the officers and their customers. The Bank's strategy, by contrast, is to remain a middle market lender which maintains close, long-term contact with its customers.

PRODUCTS AND SERVICES

         In conjunction with the growth of its asset base, the Bank has introduced new products and services to position itself to compete in its highly competitive market. The Bank's customers demand not only a wide range of financial products but also efficient and convenient service. In response to these demands, the Bank has developed a mix of products and services utilizing newly developed technology available to the banking industry. Additionally, the bank offers a wide range of commercial and retail banking products and services to its customers. Deposit accounts include certificates of deposit, individual retirement accounts and other time deposits, checking and other demand deposit accounts, interest-bearing checking accounts, savings accounts and money market accounts. Loans include residential real estate, commercial, financial and real estate construction and development, installment and consumer loans. Other products and services include: credit related insurance; ATMs, safe deposit boxes and non-deposit investment products.

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

LENDING ACTIVITIES

         The two main areas in which the Bank has directed its lendable funds are commercial and real estate loans. At December 31, 1999, these categories accounted for approximately 29% and 61%, respectively, of the Bank's total loan portfolio. The Bank's major source of income is interest and fees charged on loans.

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

         In general, the Bank is permitted by law to make loans to single borrowers in aggregate amounts of up to fifteen percent (15%) of the Bank's unimpaired capital and unimpaired surplus. The Bank, on occasion, sells participations in loans when necessary to stay within lending limits or to otherwise limit the Bank's exposure. The Bank's goal is to reduce the risk of undue concentrations of loans to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 1999, no such concentration exceeded 10% of the Bank's loan portfolio, although approximately 5.9% of the Bank's loan portfolio consisted of agricultural loans and approximately 9.5% of interim real estate construction loans. The Bank has no loans to foreign countries and its policy is to lend within Washington State, however the bank does have some loans to out-of-state borrowers.

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

         Lending activities are conducted pursuant to a written Loan Policy which has been adopted by the Board of Directors of the bank. Each loan officer has a defined lending authority. Regardless of lending authority, individual loans over $250,000 are approved by the Bank's Loan Committee.

         The Bank has entered into agreements with other banks to participate in certain commitments to extend credit to customers.

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

         Held to Maturity includes debt securities that the Bank has positive intent and ability to hold to maturity; these securities are reported at amortized cost. As of December 31, 1999, the Bank held no securities as Held to Maturity.

         Trading Securities include debt and equity securities that are purchased and held solely for the purpose of selling them in the short-term future for trading profits. Trading Securities are reported at fair market value with unrealized gains and losses included in earnings. As of December 31, 1999, the Bank held no securities as Trading Securities.

         Available for Sale securities include those which may be sold to implement the Bank's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. These securities are reported at fair market value with unrealized gains and losses excluded from the earnings and reported as a separate component of shareholders' equity. All of the Bank's investment securities at December 31, 1999, were classified as available for sale.

         As a national bank and member of the Federal Reserve System, the Bank is required to have $241,100 invested in the Federal Reserve Bank Stock. Also, as a member of the Federal Home Loan Bank, the Bank is required to keep $318,300 in stock. This portion of the Bank's investment portfolio is not liquid.

STATISTICAL INFORMATION ABOUT THE COMPANY

The following statistical information should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere herein.

The composition of the loan portfolio is summarized as follows:

                       LOAN PORTFOLIO - TYPES OF LOANS

                                           December 31, 1999                   December 31, 1998
                                    -----------------------------------------------------------------
                                                         Percent                            Percent
                                                         of Total                           of Total
                                       Amounts            Loans            Amounts           Loans
                                    -----------------------------------------------------------------
                                                              (in thousands)
Commercial and Agricultural          $       15,873        29.36%         $     13,449       30.04%
Real Estate:
  Construction                                5,117         9.47%                4,255        9.50%
  Mortgage                                   28,251        52.27%               22,036       49.20%
Consumer                                      4,810         8.90%                5,045       11.26%
                                    -----------------------------------------------------------------
    Total loans                      $       54,051       100.00%         $     44,785      100.00%
                                    =================================================================

               LOAN PORTFOLIO - MATURITIES AND SENSITIVITIES ON LOANS

                                                ----------------------------------------------------------------------
                                                   One Year                   Over One       Maturing
                                                    Or Less         Through Five Years   After Five Years     TOTAL
                                                ----------------------------------------------------------------------
                                                         Amount                Fixed          Fixed

Commercial and Agricultural                              $9,004               $5,457         $1,412         $15,873

Real Estate                                              $6,497              $13,584        $13,287         $33,368

Consumer                                                 $1,119               $3,440           $251          $4,810

                                                ----------------------------------------------------------------------
                                  Total                 $16,620              $22,481        $14,950         $54,051


There were no loans longer than one year having variable rates.

The following table summarizes nonperforming assets by category:

             RISK ELEMENTS - NONACCRUAL, PAST DUE AND RESTRUCTERED LOANS

                                                            1999
                                   90 Days or More
                                       Past Due        Nonaccrual    Restructured    Lost Interest
                                   ---------------     ----------    ------------    -------------
Commercial and Agricultural                     $0             $0              $0          NA

Real Estate                                     $0             $0              $0          NA

Consumer                                        $0             $0              $0          NA

                                   ---------------     ----------    ------------    -------------
                                                $0             $0              $0               $0



                                                             1998
                                   90 Days or More
                                       Past Due        Nonaccrual    Restructured    Lost Interest
                                   ---------------     ----------    ------------    -------------
Commercial and Agricultural                     $0             $0              $0               $0

Real Estate                                     $0           $441              $0              $17

Consumer                                        $0             $6              $0               $1

                                   ---------------     ----------    ------------    -------------
                                                $0           $447              $0              $18


At December 31, 1999, the Bank had no assets that would be considered nonaccrual, past due or restructured if such assets were loans.

Loans are placed on non accrual status when they become past due 90 days or more as to principal and interest, unless they are well secured and in the process of collection.

SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION

                                                   Year                Year
                                                   Ended               Ended
                                               December 31,        December 31,
                                                   1999                1998
                                             -----------------------------------
                                                  (dollars in thousands)
Allowance for loan losses
  (beginning of period)                                 $ 618             $ 555

Loans charged off:
  Commercial and agricultural                               -                 -
  Real estate construction
  Real estate mortgage
  Consumer                                                (16)              (15)
                                             -----------------------------------
    Total                                                 (16)              (15)
                                             -----------------------------------

Recoveries of loans previously
  charged off:
  Commercial and agricultural
  Real estate construction
  Real estate mortgage
  Consumer                                                  5
                                             -----------------------------------
    Total                                                   5                 0
                                             -----------------------------------

Net loans charged off                                     (11)              (15)

Provision for possible loan losses                          -                78

Allowance for possible loan losses
                                             ===================================
  (end of period)                                       $ 607             $ 618
                                             ===================================

Loans outstanding:
    Average                                          $ 48,022          $ 43,831
    End of period                                      54,051            44,785
Ratio of allowance for loan loss
  to total loans outstanding
    Average                                             1.26%             1.41%
    End of period                                       1.12%             1.38%
Ratio of net charge-offs to average
  loans outstanding                                     0.02%             0.03%


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

Percent of categories to total end of
  period loans:                                    12/31/99        12/31/98
                                             -------------------------------
    Commercial and agricultural                      29.36%          30.04%
    Real estate construction                          9.47%           9.50%
    Real estate mortgage                             52.27%          49.20%
    Consumer                                          8.90%          11.26%
                                             ===============================
       Total loans                                  100.00%         100.00%
                                             ===============================

Financial Accounting Standards Board Statements No. 114 "Accounting for Creditors for Impairment of a Loan" and No. 118 "Accounting for Impairment of a Loan-Income Recognition Disclosure, an amendment to SFAS No. 114" contain accounting and reporting considerations for impaired loans. The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the fair market value of the collateral if the loan is collateral dependent. Certain groups of smaller balance homogeneous loans are measured collectively for impairment.

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

Weight was placed upon nationally reported growth in bankruptcies and increases in our average loan size. Because of the quality of consumer, commercial and mortgage loan portfolios, slight changes were made to factors affecting suggested allocations by category. Overall, no allocations to loan loss reserves were made in calendar year 1999.

There were no loans considered to be impaired at December 31, 1999. At December 31, 1998, the Company's recorded investment in certain loans that were considered to be impaired was $447,000, all of which were classified as non-accrual. None of these loans required a specific valuation allowance based on the value of the underlying collateral. The balance of the allowance for credit losses is available to absorb losses from all loans.

The carrying value of investment securities and the maturities and yield information on the investment portfolio is as follows:

INVESTMENT SECURITIES PORTFOLIO

                                    December 31,        December 31,          Dollar          Percentage
                                        1999                1998              Change            Change
                                   ------------------------------------------------------------------------
                                           (in thousands)
US Treasury securities              $            5,646  $        5,508     $           138          2.51%
US Government and agency
    securities                                  13,256          12,618                 638          5.06%
Mortgage Backed Securities                       7,338           5,837               1,501         25.71%
Corporate bonds                                      -             301                (301)         0.00%
Municipal bonds                                    244             296                 (52)       -17.57%
Federal Home Loan Bank and                         559             435                 124         28.51%
   Federal Reserve Stock
                                   ------------------------------------------------------------------------
    Total                           $           27,043  $       24,995     $         2,048          8.19%
                                   ========================================================================

                                                                  December   31,   1999
                                 ---------------------------------------------------------------------------------------------
                                                            Over One                     Over Five
                                    One Year or Less    Through Five Years            Through Ten Years      Over Ten Years
                                 ---------------------------------------------------------------------------------------------
                                   Amount      Yield         Amount           Yield      Amount      Yield    Amount    Yield
US Treasury Securities               $3,649      5.98%          $1,997          6.41%         $0                   $0
US Govt. and Agency Securities       $1,484      5.15%         $11,772          5.99%         $0                   $0
Mortgage Backed Securities             $351      6.50%          $6,987          6.82%         $0                   $0
Municipal Bonds  (1)                     $0                       $195          5.56%        $49       5.01%       $0

                                 ---------------------------------------------------------------------------------------------
Total                                $5,484                    $20,951                       $49                   $0

Weighted Average Yield                           5.74%                          6.31%                5.01%


(1) Yields have not been calculated on a tax equivalent basis.

DEPOSITS

The following table set forth the distribution of the Bank's deposit accounts at the dates indicated:

                                                   December 31, 1999                     December 31, 1998
                                             -----------------------------------------------------------------------
                                                                    Average                             Average
                                                Average              Rate             Average             Rate
                                                Amounts              Paid             Amounts             Paid
                                             -----------------------------------------------------------------------
                                                                  (dollars in thousands)
Non-interest bearing demand                            $ 13,140           0.00%             $ 10,385          0.00%
Interest-bearing demand                                  26,759           2.77%               25,598          3.13%
Savings                                                  10,355           2.40%                8,960          2.79%
Certificates of deposit                                  19,608           4.88%               17,823          5.41%
Certificates of deposit over $100,000                     7,991           5.13%                8,333          5.74%
                                             -----------------------------------------------------------------------
    Total                                              $ 77,853           3.64%             $ 71,099          4.11%
                                             =======================================================================

At December 31, 1999, the scheduled maturities of certificates of deposit was:

                                                                    Balances
                                                    -------------------------------------------
                                                       Less Than                   $100,000
                                                       $100,000                    or More
                                                    ----------------            ---------------
Maturity in:

  Three months or less:                                      $5,328                     $1,829

  Over three months through six months                       $4,628                     $1,708

  Over six months through twelve months                      $9,348                     $4,275

  Over twelve months                                         $1,612                       $314
                                                    -------------------------------------------

                      TOTAL                                 $20,916                     $8,126
                                                    ===========================================

The following ratios applicable to the Company are among those commonly used in analyzing bank holding companies:

                                                           Year Ended December 31,
                                                  -------------------------------------
                                                       1999               1998
                                                  -------------------------------------

Return on Average Assets                                    0.80%                0.97%

Return on Average Equity                                    7.17%                9.97%

Dividend Payout Ratio                                          0%                   0%

Equity to Assets Ratio                                     11.13%                9.72%


At December 31, 1999, and December 31, 1998, neither the Bank nor the Company had any short term borrowings.

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

The following table represents an interest rate sensitivity analysis at December 31, 1999:

                                              GAP ANALYSIS

                                              ----------------------------------------------------
                                               Total Within       One Year To           Over
                                                 One Year          Five Years        Five Years
                                              ----------------------------------------------------
Rate Sensitive Assets:

Loans                                                 $16,620              $22,481        $14,950
Investments                                            $5,484              $20,951            $49
Interest Bearing Deposits                              $3,563
                                              ----------------------------------------------------

          TOTAL                                       $25,667              $43,432        $14,999

Rate Sensitive Liabilities:

Savings, Now and Interest Checking                   $ 37,526
Time Deposits                                         $27,116               $1,926
                                              ----------------------------------------------------

          TOTAL                                       $64,642               $1,926             $0

Interest Sensitive Gap                               ($38,975)             $41,506        $14,999
                                              ====================================================

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

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST YIELDS

The following table sets forth the average balance sheets of Mountain Bank Holding Company for the past two years along with an analysis of net interest earnings for each major category of interest earning assets and interest bearing liabilities, the average rate paid in each category, and net yield on earning assets. There were no non-accrual loans to include at a zero yield. Loans fees of $350 in 1999 and $340 in 1998 are included in interest income.

                                                                                 Year ended Dec. 31,
                                          ---------------------------------------------------------------------------------------
                                                                  1999                                       1998
                                                                              Annualized                                Annualized
                                             Average           Int Earned/      Yield/        Average     Int Earned/     Yield/
                                             Balance             Expense         Rate         Balance       Expense        Rate
                                          ----------------------------------------------------------------------------------------
                                                                            (in thousands)
Assets
Interest earning assets:
Loans                                              $ 48,022         $ 4,694            9.77%    $ 43,831       $ 4,441     10.13%
Investments                                          27,182           1,552            5.71%      23,674         1,432      6.05%
Federal funds sold and deposits in banks              5,960             293            4.92%       5,371           296      5.51%
                                          ----------------------------------                    ----------------------
    Total interest earning assets                    81,164           6,539            8.06%      72,876         6,169      8.47%
                                                            ----------------                             --------------

Non-interest earning assets:
Cash and due from banks                               3,470                                        3,532
Premises and equipment                                3,410                                        2,855
Other assets                                            734                                          996
Reserve for possible loan losses                       (611)                                        (608)
                                          ==================                                =============
    Total assets                                   $ 88,167                                     $ 79,651
                                          ==================                                =============

Liabilities and shareholders' equity
Interest bearing liabilities:
Interest bearing demand deposits                   $ 26,759             742            2.77%      25,598           802      3.13%
Savings                                              10,355             249            2.40%       8,960           250      2.79%
Certificates of deposit                              19,608             956            4.88%      17,823           965      5.41%
Certificates of deposit over $100,000                 7,991             410            5.13%       8,333           478      5.74%
                                          ---------------------------------                 --------------------------
  Total interest bearing deposits                    64,713           2,357            3.64%      60,714         2,495      4.11%
                                          -----------------                                 ------------
Federal funds purchased                                   -               -                            -             -
Other borrowings                                         42               3            7.14%          44             4      9.09%
                                          ---------------------------------                 --------------------------
   Total interest bearing liabilities                64,755           2,360            3.64%      60,758         2,499      4.11%
                                                            ----------------                             --------------

Non-interest bearing liabilities:
Demand deposits                                      13,140                                       10,385
Other liabilities                                       457                                          767
Shareholders' equity                                  9,815                                        7,741
                                          ------------------                                -------------
                                                   $ 88,167                                     $ 79,651
                                          ==================                                =============

Net interest income                                                 $ 4,179                                    $ 3,670
                                                            ================                             ==============

Net interest margin                                                                    5.15%                                5.04%

CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES

The change in interest due to both volume and yield has been allocated to volume and yield changes in proportion to the relationship of the absolute dollar amount of the change in each amount.

                                             -------------------------------------------------------------------------------------
                                                                    1999                                       1998
                                                   Net                                             Net
                                                 Change            Volume         Yield           Change      Volume     Yield
                                             -------------------------------------------------------------------------------------
Loans                                                      $ 253         $ 414           $ (161)       $ 367       $ 392    $ (25)
Investments                                                $ 120         $ 204            $ (84)       $ 189       $ 292   $ (103)
Federal Funds Sold                                          $ (3)         $ 31            $ (34)       $ 149       $ 156     $ (7)
                                             -------------------------------------------------------------------------------------
                                                           $ 370         $ 649           $ (279)       $ 705       $ 840   $ (135)
                                             -------------------------------------------------------------------------------------

Interest Bearing Demand                                    $ (60)         $ 35            $ (95)        $ 48        $ 94    $ (46)
Savings                                                     $ (1)         $ 36            $ (37)        $ 34        $ 35     $ (1)
Certificates of deposit                                     $ (9)         $ 92           $ (101)       $ 129       $ 132     $ (3)
Certificates of deposit over $100,000                      $ (68)        $ (19)           $ (49)       $ 103       $ 100      $ 3
                                             -------------------------------------------------------------------------------------
                                                          $ (138)        $ 144           $ (282)       $ 314       $ 361    $ (47)
                                             -------------------------------------------------------------------------------------

Other Borrowings                                             $ -           $ -              $ -         $ (1)       $ (1)     $ -
                                                            $ (1)          $ -             $ (1)         $ -         $ -      $ -
                                             -------------------------------------------------------------------------------------
                                                          $ (139)        $ 144           $ (283)       $ 313       $ 360    $ (47)
                                             -------------------------------------------------------------------------------------

                                             -------------------------------------------------------------------------------------
Net Interest Income                                        $ 509         $ 505              $ 4        $ 392       $ 480    $ (88)
                                             -------------------------------------------------------------------------------------

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

                     CHANGES IN BANKING LAWS AND REGULATIONS

         The laws and regulations that affect banks and bank holding companies have recently undergone significant changes. On November 12, 1999, the President signed into law the Financial Services Modernization Act of 1999. Generally, the act (i) repeals the historical restrictions on preventing banks from affiliating with securities firms, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provides an enhanced framework for protecting the privacy of consumers' information and (v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

         Bank holding companies are permitted to engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities activities. In addition, in a change from previous law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities, so long as such company meets certain regulatory requirements. The act also permits national banks (and, in states with wildcard statutes, certain state banks), either directly or through operating subsidiaries, to engage in certain non-banking financial activities.

         The Company does not believe that the act will negatively affect the operations of it or the Bank. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets currently served by the Company and the Bank.

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

BANK HOLDING COMPANY REGULATION

         In general, the BHCA limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the FRB's approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of any additional banks. Subject to certain state laws, such as age and contingency laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks. Under the Financial Modernization Act of 1999, a bank holding company may apply to the FRB to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain activities deemed financial in nature, such as securities brokerage and insurance underwriting.

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

                                    YEAR 2000

         The Year 2000 or Y2K problem is a result of the inability of computer software programs to recognize the year 2000, as most programs and systems were designed to store calendar years in the 1900s by assuming the "19" and storing only the last two digits of the year. As the Company has reported in the past, it has spent considerable effort in preparing for Y2K in the period leading up to January 1, 2000.

         The Company has not experienced any significant Y2K problems and has not been informed of any material Y2K problems by its customers or vendors. However, although January 1, 2000 is past, it is possible that some problems have gone undetected, or that other dates in the future may further affect computer software and systems, or equipment with embedded chip technology.

           The Company will continue to monitor the Y2K compliance of its own computer systems and equipment with embedded technology, as well as any Y2K related problems that may be reported to it by third parties with whom it does business.

         As discussed in the Company's Form 10-Q for the fiscal quarter ended September 30, 1999, the estimated costs of remediation associated with the Y2K issue were $130,000. The

Company believes, based on its review of such costs to January 31, 2000, that total remediation costs will not be materially higher than the amount previously estimated. However, as noted above, it is possible that additional costs will be incurred in connection with Y2K problems that may still occur in the future.

         FORWARD LOOKING STATEMENTS

         The discussion above regarding the Company's Y2K status includes certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PLSRA"). The Company desires to take advantage of the "safe harbor" provisions of the PLSRA as they apply to forward looking statements. The Company's ability to predict the results of future plans is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include the possibility that systems modifications will not operate as intended, and that the Company or its significant customers or vendors have not yet detected Y2K problems that have arisen or will arise in the future.

ITEM 7.  DESCRIPTION OF PROPERTY

         The Bank's Main Office is located in Enumclaw, Washington, at 501 Roosevelt Avenue, in an office building owned by the Bank. The facility has 10,275 square feet with two drive-up windows, an automated teller machine
(ATM), and a night depository. The premises are fully equipped and include teller counters, key drawers, safe, lock boxes with keys, signs and alarm equipment.

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

ITEM 8.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding "Directors and Executive Officers" of the Company is incorporated by reference from the Company's 2000 Annual Proxy Statement ("Proxy Statement") under the captions "INFORMATION WITH RESPECT TO NOMINEES AND DIRECTORS WHOSE TERMS CONTINUE" and "MANAGEMENT".

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


Period                     # of Shares                        Price
                           Traded                             Range

1998                       11,466                    $12.50 to $17.50

1999                       20,814                    $17.50 to $18.00


On October 1, 1998, the Company offered for sale, 100,000 shares of one-dollar par value common stock at a subscription price of $17.50 per share. The offering was successfully completed on December 28, 1998.

At December 31, 1999, stock options for 115,582 shares of Mountain Bank Holding Company common stock were outstanding. See Note 11 of the audited financial statements for additional information.

NUMBER OF EQUITY HOLDERS

As of January 31, 2000, there were 910 holders of record of the Company's common stock.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 1999, no matters were submitted to the security holders through the solicitation of proxies or otherwise.

ITEM 5.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company has adopted procedures to assist its directors and executive officers with Section 16(a) of the Securities Exchange Act, which includes assisting the officer or director in preparing forms for filing with the Securities Exchange Commission. Based on the review of such forms, the Company believes that all of its executive officers and directors complied with all filing requirements applicable to them in 1999.

ITEM 6.  REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the last quarter of the period ending December 31, 1999.

                                                                   Mountain

                                                                       Bank

                                                                    Holding

                                                                    Company

                                                                        And

                                                                 Subsidiary



                                                               CONSOLIDATED

                                                                  FINANCIAL

                                                                     REPORT



                                                                December 31

                                                                       1999

Contents
------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORT........................................1


CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets.........................................2

Consolidated Statements of Income...................................3

Consolidated Statements of Shareholders' Equity.....................4

Consolidated Statements of Cash Flows...............................5

Notes to Consolidated Financial Statements.......................6-23


SUPPLEMENTARY INFORMATION

Average Balances and Net Interest Income...........................24

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
MOUNTAIN BANK HOLDING COMPANY
Enumclaw, Washington


We have audited the accompanying consolidated balance sheets of MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. The supplementary information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.




/s/ Knight Vale and Gregory PLLC
----------------------------------------

Tacoma, Washington
January 7, 2000

                                                            CONSOLIDATED

                                                               FINANCIAL

                                                              STATEMENTS

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
(Dollars in Thousands)

Mountain Bank Holding Company and Subsidiary
December 31, 1999 and 1998

                                                                                       1999           1998
ASSETS
     Cash and due from banks                                                          $  3,240        $  3,369
     Interest bearing deposits in banks                                                  3,563          10,546
     Securities available for sale                                                      27,043          24,995
     Loans held for sale                                                                   294             675

     Loans                                                                              54,051          44,785
     Allowance for credit losses                                                           607             618
     NET LOANS                                                                          53,444          44,167

     Premises and equipment                                                              3,345           3,323
     Accrued interest receivable                                                           536             530
     Other assets                                                                          276             130

     TOTAL ASSETS                                                                      $91,741         $87,735


LIABILITIES
     Deposits:
       Demand                                                                          $14,678         $11,717
       Savings and interest-bearing demand                                              37,526          38,587
       Time                                                                             29,042          27,289
     TOTAL DEPOSITS                                                                     81,246          77,593

     Accrued interest payable                                                              194             215
     Note payable                                                                           42              43
     Other liabilities                                                                      97             193

     TOTAL LIABILITIES                                                                  81,579          78,044

SHAREHOLDERS' EQUITY
     Common stock (par value $1); authorized 5,000,000 shares;
       issued and outstanding:  1999 - 924,013 shares; 1998 - 907,482 shares               924             907
     Paid-in capital                                                                     6,785           6,694
     Retained earnings                                                                   2,703           1,999
     Accumulated other comprehensive income (loss)                                        (250)             91
     TOTAL SHAREHOLDERS' EQUITY                                                         10,162           9,691

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $91,741         $87,735


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Mountain Bank Holding Company and Subsidiary
Years Ended December 31, 1999 and 1998

                                                                            1999            1998

INTEREST INCOME
     Loans                                                                  $4,694          $4,441
     Deposits in banks                                                         293             296
     Investment income:
       Taxable                                                               1,538           1,416
       Tax-exempt                                                               14              16
     TOTAL INTEREST INCOME                                                   6,539           6,169

INTEREST EXPENSE
     Deposits                                                                2,357           2,495
     Note payable                                                                3               4
     TOTAL INTEREST EXPENSE                                                  2,360           2,499

     NET INTEREST INCOME                                                     4,179           3,670

PROVISION FOR CREDIT LOSSES                                                    - -              78

     NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                   4,179           3,592

NON-INTEREST INCOME
     Service charges on deposit accounts                                       476             416
     Origination fees and gains on mortgage loans sold                         113             293
     Other                                                                     207             155
     TOTAL NON-INTEREST INCOME                                                 796             864

NON-INTEREST EXPENSES
     Salaries                                                                1,780           1,461
     Employee benefits                                                         343             252
     Occupancy                                                                 206             135
     Equipment                                                                 424             319
     Other                                                                   1,208           1,124
     TOTAL NON-INTEREST EXPENSES                                             3,961           3,291

     INCOME BEFORE INCOME TAXES                                              1,014           1,165

INCOME TAXES                                                                   310             393

     NET INCOME                                                             $  704          $  772

EARNINGS PER SHARE
     Basic                                                                    $.77            $.96
     Diluted                                                                   .73             .90



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------
(Dollars in Thousands)

Mountain Bank Holding Company and Subsidiary
Years Ended December 31, 1999 and 1998

                                                                                                 ACCUMULATED
                                            SHARES OF                                            OTHER
                                            COMMON         COMMON       PAID-IN     RETAINED     COMPREHENSIVE
                                            STOCK          STOCK        CAPITAL     EARNINGS     INCOME (LOSS)     TOTAL

Balance at December 31, 1997                 803,374       $803         $5,058      $1,227      $  63             $  7,151

Comprehensive income:
     Net income                                  - -        - -            - -         772        - -                  772
     Other comprehensive income,
       net of tax:
          Unrealized gain on securities,
             net of reclassification
             adjustment                          - -        - -            - -         - -         28                   28
     COMPREHENSIVE INCOME                                                                                              800

Sale of common stock under
     employee stock purchase plan              1,186          1             14         - -        - -                   15
Sale of common stock                         102,922        103          1,622         - -        - -                1,725

     BALANCE AT DECEMBER 31, 1998            907,482        907          6,694       1,999         91                9,691

Comprehensive income:
     Net income                                  - -        - -            - -         704        - -                  704
     Other comprehensive income,
       net of tax:
          Unrealized loss on securities,
             net of reclassification
             adjustment                          - -        - -            - -         - -       (341)                (341)
     COMPREHENSIVE INCOME                                                                                              363

Sale of common stock under
     employee stock purchase plan              1,532          2             18         - -        - -                   20
Exercise of stock options                     14,999         15             64         - -        - -                   79
Tax benefit from exercise of
     stock options                               - -        - -              9         - -        - -                    9

     BALANCE AT DECEMBER 31, 1999            924,013       $924         $6,785      $2,703      ($250)             $10,162


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------
(Dollars in Thousands)

Mountain Bank Holding Company and Subsidiary
Years Ended December 31, 1999 and 1998

                                                                                  1999            1998

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                  $    704        $     772
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Provision for credit losses                                                 - -               78
          Depreciation and amortization                                               466              342
          Deferred federal income taxes                                               - -               (8)
          Gains on loans sold                                                         (82)            (119)
          Originations of loans held for sale                                      (6,639)         (13,929)
          Proceeds from sales of loans                                              7,102           13,705
          (Increase) decrease in accrued interest receivable                           (6)              20
          Decrease in accrued interest payable                                        (21)             (25)
          Other - net                                                                 (25)            (176)
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                      1,499              660

CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) decrease in interest-bearing deposits in banks                  6,983           (8,098)
     Activity in securities available for sale:
       Purchases                                                                  (13,388)         (15,463)
       Maturities, prepayments and calls                                           10,739           13,464
     Increase in loans made to customers, net of principal collections             (9,277)          (2,255)
     Additions to premises and equipment                                             (436)          (1,129)
     NET CASH USED IN INVESTING ACTIVITIES                                         (5,379)         (13,481)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                       3,653           11,625
     Net proceeds from issuance of stock                                               99            1,740
     Repayment of note payable                                                         (1)              (2)
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                      3,751           13,363

     NET CHANGE IN CASH AND DUE FROM BANKS                                           (129)             542

CASH AND DUE FROM BANKS
     Beginning of year                                                              3,369            2,827

     END OF YEAR                                                                 $  3,240         $  3,369


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Interest paid                                                                 $2,381           $2,530
     Income taxes paid                                                                466              495

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
     Unrealized gain (loss) on securities available for sale, net of tax            ($341)             $28
     Tax benefit from exercise of stock options                                         9              - -


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1999 and 1998


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

The Bank operates four branches and has a customer base centered in and around Southeastern King County and Northeastern Pierce County, Washington. The Bank's primary source of revenue is providing loans to customers, who are predominantly small and middle-market businesses and middle-income individuals. Its primary funding source is deposits from businesses and individuals in its market area.

CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and the valuation of deferred tax assets.

Certain prior year amounts have been reclassified to conform to the 1999 presentation. All dollar amounts, except per share information, are stated in thousands.

SECURITIES AVAILABLE FOR SALE

Securities available for sale consist of debt securities, which may be sold to implement the Bank's asset/liability management strategies and in response to changes in interest rates and similar factors, and certain equity securities. Securities available for sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of shareholders' equity entitled "accumulated other comprehensive income (loss)." Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings. Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity.

Declines in the fair value of individual securities available for sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Such write-downs are included in earnings as realized losses.

(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1999 and 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Generally the accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest, unless they are well secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed against current income. If management determines that the ultimate collectibility of principal is in doubt, cash receipts on nonaccrual loans are applied to reduce the principal balance.

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

When management determines that it is possible that a borrower will be unable to repay all amounts due according to the terms of the loan agreement, including scheduled interest payments, the loan is considered impaired. Loans that experience insignificant payment delays and payment shortfalls are generally not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of shortfall in relation to the principal and interest owed. The amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, when the primary source of repayment is provided by real estate collateral, at the fair value of the collateral less estimated selling costs. The amount of impairment and any subsequent charges are recorded through the provision for credit losses as an adjustment to the allowance for credit losses.

(CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1999 and 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PREMISES AND EQUIPMENT

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation, which is computed on the straight-line method over the estimated useful lives of the assets. Gains or losses on dispositions are reflected in earnings.

TRANSFERS OF FINANCIAL ASSETS

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

INCOME TAXES

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of assets and liabilities, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. The deferred tax provision represents the difference between the net deferred tax asset/liability at the beginning and end of the year. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Bank provides for income taxes on a separate return basis and remits to the Company amounts currently payable.

CASH AND CASH EQUIVALENTS

For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and due from banks." The Bank maintains its cash in depository institution accounts which, at times, may exceed federally insured limits. The Bank has not experienced any losses in such accounts.

STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees using the intrinsic value method, in accordance with APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements. However, the required pro forma disclosures of the effects of all options granted on or after January 1, 1995, have been provided in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

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

(CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1999 and 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONCLUDED)

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for all fiscal years beginning after June 15, 2000. The Bank had no derivatives as of December 31, 1999, nor does the Bank engage in any hedging activities. The Bank does not anticipate that the adoption of SFAS No. 133 will have a material effect on its financial position or results of operations.

NOTE 2 - RESTRICTED ASSETS

Federal Reserve Board regulations require maintenance of minimum reserve balances with the Federal Reserve Bank. The amounts of such balances for the years ended December 31, 1999 and 1998 was $300 annually.

NOTE 3 - DEBT AND EQUITY SECURITIES

Debt and equity securities have been classified according to management's intent.

The carrying amounts of securities and their approximate fair values are as follows:

                                                                      GROSS         GROSS
                                                        AMORTIZED     UNREALIZED    UNREALIZED    FAIR
                                                        COST          GAINS         LOSSES        VALUE
SECURITIES AVAILABLE FOR SALE

DECEMBER 31, 1999
     U.S. Treasury securities                            $  5,668      $  3         $  25         $  5,646
     U.S. Government and agency securities                 13,499       - -           243           13,256
     Mortgage-backed securities                             7,453         1           116            7,338
     Municipal bonds                                          244       - -           - -              244
     Federal Home Loan Bank and
       Federal Reserve Bank stock                             559       - -           - -              559

                                                          $27,423      $  4          $384          $27,043


(CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1999 and 1998


NOTE 3 - DEBT AND EQUITY SECURITIES (CONCLUDED)

                                                                             GROSS              GROSS
                                                          AMORTIZED          UNREALIZED         UNREALIZED      FAIR
                                                          COST               GAINS              LOSSES          VALUE
SECURITIES AVAILABLE FOR SALE

DECEMBER 31, 1998
     U.S. Treasury securities                            $  5,425            $  83             $ - -            $  5,508
     U.S. Government and agency securities                 12,554               76                12              12,618
     Mortgage-backed securities                             5,850                8                21               5,837
     Municipal bonds                                          291                5               - -                 296
     Corporate bonds                                          302              - -                 1                 301
     Federal Home Loan Bank and
       Federal Reserve Bank stock                             435              - -               - -                 435

                                                          $24,857             $172               $34             $24,995

The carrying amount and approximate market value of debt securities at December 31, 1999, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

                                                           AMORTIZED          FAIR
                                                           COST               VALUE
Due in one year or less                                   $  5,511            $  5,484
Due in one to five years                                    21,304              20,951
Due in five years or more                                       49                  49

                                                           $26,864             $26,484

Securities with a carrying value of $1,003 and $1,008 at December 31, 1999 and 1998, respectively, were assigned or pledged to secure public deposits, certain short-term borrowings, and for other purposes as required by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1999 and 1998


NOTE 4 - LOANS

Loans at December 31 consist of the following:

                                                                             1999                1998
Commercial and agricultural                                                  $15,873             $13,449
Real estate:
     Residential 1-4 family                                                   14,379              13,752
     Commercial                                                               13,872               8,284
     Construction                                                              5,117               4,255
Consumer                                                                       4,810               5,045

                                                                             $54,051             $44,785

Changes in the allowance for credit losses for the years ended December 31, 1999 and 1998, are as follows:

                                                                                1999                1998
Balance at beginning of year                                                    $618                $555
Provision for credit losses                                                       --                  78

Charge-offs                                                                      (16)                (15)
Recoveries                                                                         5                  --
     NET CHARGE-OFFS                                                             (11)                (15)

     BALANCE AT END OF YEAR                                                     $607                $618

Following is a summary of information pertaining to impaired loans:

                                                                                1999                1998
DECEMBER 31
     Impaired loans without a valuation allowance                                $--                $447
     Impaired loans with a valuation allowance                                    --                  --

     TOTAL IMPAIRED LOANS                                                        $--                $447

     VALUATION ALLOWANCE RELATED TO IMPAIRED LOANS                               $--                 $--

YEARS ENDED DECEMBER 31
     Average investment in impaired loans                                        $65                $230
     Interest income recognized on a cash basis on impaired loans                 14                  35


(CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1999 and 1998


NOTE 4 - LOANS (CONCLUDED)

At December 31, 1999, there were no commitments to lend additional funds to borrowers whose loans have been modified. There were no loans 90 days and over past due still accruing interest at December 31, 1999 or 1998.

At December 31, 1999 and 1998, certain officers and directors, or companies in which they have 10% or more beneficial interest, were indebted to the Bank in the aggregate amount of $2,976 and $1,705, respectively. During 1999 advances of $3,006 were made, and repayments totaled $1,735.

NOTE 5 - PREMISES AND EQUIPMENT

The components of premises and equipment at December 31 are as follows:

                                                                 1999                1998

Land                                                             $  832              $  821
Buildings                                                         2,491               2,395
Equipment, furniture and fixtures                                 1,873               1,550
Construction in progress                                            - -                   7
     TOTAL COST                                                   5,196               4,773
Less accumulated depreciation                                     1,851               1,450

                                                                 $3,345              $3,323

NOTE 6 - DEPOSITS

The aggregate amount of certificates of deposit with a minimum denomination of one hundred thousand dollars is approximately $8,126 and $8,559 at December 31, 1999 and 1998, respectively.

At December 31, 1999, the scheduled maturities of certificates of deposit are as follows:

     2000                                               $27,117
     2001                                                 1,114
     2002                                                   354
     2003                                                   353
     2004 and thereafter                                    104

                                                        $29,042

NOTE 7 - NOTE PAYABLE

The note payable is secured by land, and is payable at $1 monthly, including interest of 8%. Future principal maturities are $2 annually through 2004, and $32 thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1999 and 1998


NOTE 8 - INCOME TAXES

The components of the provision for income taxes are as follows at December 31:

                                                                                       1999         1998

     Current                                                                            $310         $401
     Deferred benefit                                                                     --           (8)

     INCOME TAXES                                                                       $310         $393

The effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 follows:

                                                                                        1999         1998

DEFERRED TAX ASSETS
     Allowance for credit losses                                                        $187         $187
     Deferred compensation                                                                11            9
     Accumulated depreciation                                                             32           --
     Unrealized loss on securities available for sale                                    129           --
     Other                                                                                 1            6
     TOTAL DEFERRED TAX ASSETS                                                           360          202

DEFERRED TAX LIABILITIES
     Cash basis tax accounting                                                            78           98
     Deferred income                                                                     166          117
     Unrealized gain on securities available for sale                                     --           47
     Total deferred tax liabilities                                                      244          262

     NET DEFERRED TAX ASSETS (LIABILITIES)                                              $116        ($ 60)

The following is a reconciliation between the statutory and effective federal income tax rates for the years ended December 31:

                                                    1999                           1998
                                                                PERCENT OF                     PERCENT OF
                                                                PRE-TAX                        PRE-TAX
                                                    AMOUNT      INCOME             AMOUNT      INCOME
Income tax at statutory rate                        $345         34.0%             $396        34.0%
Increase (decrease) resulting from:
   Tax-exempt income                                  (8)         (.8)               (6)        (.5)
   Other                                             (27)        (2.6)                3          .2

     TOTAL INCOME TAX EXPENSE                       $310         30.6%             $393        33.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1999 and 1998


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

                                                 1999                1998
Commercial and agriculture                       $4,787              $3,227
Real estate                                       2,163               2,296
Credit cards                                      2,381               2,436

                                                 $9,331              $7,959

Outstanding commitments under letters of credit totaled $653 and $113 at December 31, 1999 and 1998, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank's experience has been that approximately 53% of loan commitments are drawn upon by customers. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

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

The Bank has agreements with commercial banks for lines of credit totaling approximately $3,700, and a credit line with the Federal Home Loan Bank totaling 10% of assets. The Bank has entered into a blanket pledge agreement with the Federal Home Loan Bank to secure this credit line. These lines were not drawn upon in 1999 or 1998.

On February 13, 1997, the Company entered into a settlement agreement with the Bank's former president whereby the Company agreed to pay $155 for a three-year noncompete agreement and other benefits. In addition, the executive agreed to forfeit stock options for 20,000 fully vested shares at an option price of $5 per share. Amortization of this non-compete agreement totaled $52 annually for the years ended December 31, 1999 and 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1999 and 1998


NOTE 10 - CONCENTRATION OF CREDIT RISK

The Bank has credit risk exposure, including off-balance-sheet credit risk exposure, as disclosed in Notes 4 and 9. The ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate loans and typically maintains loan-to-value ratios of no greater than 75%. Loans are generally limited, by federal and state banking regulations, to 15% of the Bank's shareholders' equity, excluding accumulated other comprehensive income (loss). The Bank, as a matter of practice, generally does not extend credit to any single borrower or group of related borrowers in excess of $800.

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

NOTE 11 - STOCK OPTION PLANS

DIRECTOR PLANS

The 1990 Director Stock Option Plan grants a director an option to purchase 6,000 shares of common stock upon initial election to the Board of Directors at an exercise price equal to the fair market value of the common stock at the date of grant. Options are exercisable on a cumulative basis in annual installments of one-third each on the third, fourth and fifth anniversary of the date of grant. A total of 60,000 shares of the Company's common stock were reserved for option under this plan, of which 54,000 options at $5 per share were granted on June 13, 1990, to expire on June 13, 2005. All options granted are fully vested at December 31, 1999.

The 1999 Director Stock Option Plan grants a director an option to purchase shares of common stock at an exercise price which must be no less than the greater of the fair market value of the common stock or the net book value of the common stock at the time of grant. A total of 20,000 shares of the Company's common stock were reserved for option under this plan; none had been granted as of December 31, 1999.

EMPLOYEE PLANS

In 1990 and 1999, the Company adopted plans providing for granting certain key employees options to purchase common stock. Under the terms of the plans, options are incentive stock options (as defined in the Internal Revenue
Code). The option price will be fair market value at the date of grant or a price determined by the Board of Directors, but not less than fair value. Options are exercisable on a cumulative basis in annual installments of one-third each on the third, fourth and fifth anniversary of the date of grant. Pursuant to these plans, 100,000 shares are reserved for option as of December 31, 1999, of which 79,249 shares have been granted.

(CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1999 and 1998


NOTE 11 - STOCK OPTION PLANS (CONTINUED)

EMPLOYEE PLANS (CONCLUDED)

The Company has adopted the disclosure-only provisions of SFAS No. 123, but applies APB Opinion No. 25 in accounting for its plans. If the Company had elected to recognize compensation cost for stock options issued subsequent to December 31, 1994, based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:

                                                1999                 1998
Net income:
    As reported                                  $704                $772
    Pro forma                                     638                 732

Earnings per share:
    Basic:
       As reported                               $.77                 $.96
       Pro forma                                  .70                  .91
    Diluted:
       As reported                                .73                  .90
       Pro forma                                  .67                  .86

The fair value of each option grant is estimated on the date of grant, based on the Black-Scholes option-pricing model and using the following weighted-average assumptions:

                                          1999                 1998
Dividend yield                             --%                 --%
Expected life                             10 years             8 years
Risk-free interest rate                   6.16%                5.07%


The weighted average fair value of options granted during 1999 and 1998 was $8.01 and $5.32, respectively.

(CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1999 and 1998


NOTE 11 - STOCK OPTION PLANS (CONCLUDED)

A summary of the status of the Company's stock option plan as of December 31, 1999 and 1998, and changes during the years ending on those dates, is presented below:

                                                  1999                              1998
                                                                   WEIGHTED                       WEIGHTED
                                                                   AVERAGE                        AVERAGE
                                                                   EXERCISE                       EXERCISE
                                                  SHARES           PRICE            SHARES        PRICE
Outstanding at beginning of year                   109,332        $  7.30            103,832      $  6.83
Granted                                             26,750          17.63              5,500        16.27
Exercised                                           14,999           5.36                 --           --
Forfeited                                            5,501          12.62                 --           --

     OUTSTANDING AT END OF YEAR                    115,582           9.70            109,332         7.30

Options exercisable at year-end                     64,332                            79,332


The following information summarizes information about stock options outstanding and exercisable at December 31, 1999:

                                                    WEIGHTED
                                                    AVERAGE              WEIGHTED                         WEIGHTED
         RANGE OF                                   REMAINING            AVERAGE                          AVERAGE
         EXERCISE               NUMBER              CONTRACTUAL          EXERCISE       NUMBER            EXERCISE
         PRICES                 OUTSTANDING         LIFE (YEARS)         PRICE          EXERCISABLE       PRICE
         $5.00 - $6.25            63,332            4.1                 $  5.04          63,332          $  5.04
         $11.00 - $13.00          22,500            7.5                   12.33           1,000            11.00
         $17.50 - $18.00          29,750            9.5                   17.61             --             --


NOTE 12 - PROFIT SHARING PLAN

The Bank's defined contribution profit sharing plan covers substantially all employees who have completed one year or more of service. Employees are eligible to defer up to 15% of their gross salary, with employer contributions to the Plan made at the discretion of the Board of Directors. The Bank's contributions for the years ended December 31, 1999 and 1998, totaled $31 annually.

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1999 and 1998


NOTE 13 - DEFERRED COMPENSATION AGREEMENT

In 1993 the Bank established a deferred compensation agreement with a director under which the director will defer his director fees. At retirement he will receive a benefit of $1 per month for 120 months. The accrued liability related to this agreement totaled $31 and $26 at December 31, 1999 and 1998, respectively. Expenses associated with this plan were $5 annually in 1999 and 1998. The Bank has also purchased a whole-life insurance policy on the director, which may be used to fund benefits under the deferred compensation agreement.

NOTE 14 - EMPLOYEE STOCK PURCHASE PLAN

Effective July 1, 1995, the Company adopted an employee stock purchase plan whereby eligible employees can purchase common stock at the lesser of the stock's fair market value at the beginning or the end of the plan year. The aggregate number of shares reserved under this plan is 19,270. No employee can purchase more than 200 shares of common stock valued at more than $25 in any plan year; 1,532 and 1,186 shares were issued at a price of $12.50 per share for the years ended December 31, 1999 and 1998, respectively.

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

As of December 31, 1999, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

(CONTINUED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1999 and 1998


NOTE 15 - REGULATORY MATTERS (CONCLUDED)

The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                  TO BE WELL CAPITALIZED
                                                                                                  UNDER PROMPT
                                                                          CAPITAL ADEQUACY        CORRECTIVE ACTION
                                                 ACTUAL                   PURPOSES                PROVISIONS
                                                 AMOUNT       RATIO       AMOUNT       RATIO      AMOUNT            RATIO
DECEMBER 31, 1999
     TIER 1 CAPITAL (TO AVERAGE ASSETS):
       Consolidated                             $10,408       11.80%       $3,527      4.00%          N/A             N/A
       Bank                                      10,273       11.65         3,527      4.00        $4,408            5.00%
     TIER 1 CAPITAL (TO RISK-WEIGHTED ASSETS):
       Consolidated                              10,408       17.93         2,322      4.00           N/A             N/A
       Bank                                      10,273       17.69         2,322      4.00         3,483            6.00
     TOTAL CAPITAL:
       Consolidated                              11,015       18.97         4,645      8.00           N/A             N/A
       Bank                                      10,881       18.74         4,645      8.00         5,806           10.00

DECEMBER 31, 1998
     TIER 1 CAPITAL (TO AVERAGE ASSETS):
       Consolidated                            $  9,600       11.39%       $3,371      4.00%          N/A             N/A
       Bank                                       9,441       11.21         3,369      4.00        $4,211            5.00%
     TIER 1 CAPITAL (TO RISK-WEIGHTED ASSETS):
       Consolidated                               9,600       18.79         2,044      4.00           N/A             N/A
       Bank                                       9,441       18.47         2,044      4.00         3,066            6.00
     TOTAL CAPITAL:
       Consolidated                              10,218       19.99         4,089      8.00           N/A             N/A
       Bank                                      10,059       19.68         4,089      8.00         5,111           10.00


Management believes, as of December 31, 1999, that the Company and the Bank meet all capital requirements to which they are subject.

RESTRICTIONS ON RETAINED EARNINGS

National banks can initiate dividend payments in a given year, without prior regulatory approval, equal to net profits, as defined, for that year plus retained net profits for the preceding two years. The Bank can distribute as dividends to the parent company approximately $1,623 as of December 31, 1999, without regulatory approval.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1999 and 1998


NOTE 16 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS - DECEMBER 31

                                                                            1999                  1998
ASSETS
     Cash                                                                 $      31             $    73
     Investment in the Bank                                                  10,022               9,532
     Due from subsidiary                                                         37                 127
     Other assets                                                                72                  56

     TOTAL ASSETS                                                           $10,162              $9,788

LIABILITIES AND SHAREHOLDERS' EQUITY
     Federal income taxes payable                                         $      --             $    97
     Shareholders' equity                                                    10,162               9,691

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $10,162              $9,788


CONDENSED STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31

OPERATING INCOME/BANK
     Dividend from subsidiary                                                $   --                $500

OPERATING EXPENSES                                                             (192)                (70)

     INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY
     IN UNDISTRIBUTED INCOME OF SUBSIDIARY                                     (192)                430

INCOME TAX BENEFIT                                                              (65)                (26)

     INCOME (LOSS) BEFORE EQUITY IN
     UNDISTRIBUTED INCOME OF SUBSIDIARY                                        (127)                456

EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY                                    831                 316

     NET INCOME                                                                $704                $772

(CONTINUED)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1999 and 1998


NOTE 16 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (CONCLUDED)

CONDENSED STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31

                                                                            1999               1998
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                              $704             $   772
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Amortization of organization costs                                   --                   1
          Amortization of covenant not to compete                              52                  52
          Equity in undistributed income of subsidiary                       (831)               (316)
          Decrease in receivable from subsidiary                               90                  68
          Decrease in federal income taxes payable                           (156)                (94)
          Decrease in other liabilities                                        --                 (80)
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     (141)                403

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in subsidiaries                                                --              (2,750)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                    99               1,740

     NET CHANGE IN CASH                                                       (42)               (607)

CASH
     Beginning of year                                                         73                 680

     END OF YEAR                                                            $  31             $    73

NOTE 17 - OTHER EXPENSES

Other expenses include the following amounts which are in excess of 1% of the total of interest income and non-interest income for the years ended December 31:

                                                                            1999                 1998
Professional fees                                                           $  87               $  76
Data processing                                                               402                 347
Office supplies and expenses                                                  110                 119
Business taxes                                                                 81                  79

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1999 and 1998


NOTE 18 - EARNINGS PER SHARE DISCLOSURES

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated:

                                                              NET INCOME            SHARES                   PER SHARE
                                                              (NUMERATOR)           (DENOMINATOR)            AMOUNT
YEAR ENDED DECEMBER 31, 1999
     Basic earnings per share:
       Net income                                              $704                   913,748                $.77
     Effect of dilutive securities:
       Options                                                   --                    52,446                (.04)
     Diluted earnings per share:
       NET INCOME                                              $704                   966,194                $.73

YEAR ENDED DECEMBER 31, 1998
     Basic earnings per share:
       Net income                                              $772                   807,732               $.96
     Effect of dilutive securities:
       Options                                                   --                    51,240               (.06)
     Diluted earnings per share:
       NET INCOME                                              $772                   858,972               $.90

The number of shares shown for "options" is the number of incremental shares that would result from exercise of options and use of the proceeds to repurchase shares at the average market price during the year.

NOTE 19 - CAPITAL OFFERING

On October 1, 1998, the Company offered for sale 100,000 shares of one-dollar par value common stock at a subscription price of $17.50 per share. The offering was to the general public and was concluded on December 28, 1998.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Mountain Bank Holding Company and Subsidiary
December 31, 1999 and 1998


NOTE 20 - COMPREHENSIVE INCOME

Net unrealized gains and losses include, net of tax, $340 of unrealized losses arising during 1999 and $43 of unrealized gains arising during 1998, less reclassification adjustments of $1 and $15 for gains included in net income in 1999 and 1998, respectively, as follows:

                                                                           BEFORE-          TAX
                                                                           TAX              BENEFIT          NET-OF-TAX
                                                                           AMOUNT           (EXPENSE)        AMOUNT
1999
Unrealized holding losses arising during the year                          ($517)           $177             ($340)
Reclassification adjustments for gains realized in net income                 (1)            --                (1)

     NET UNREALIZED LOSSES                                                 ($518)           $177             ($341)


1998
Unrealized holding gains arising during the year                             $64             $21               $43
Reclassification adjustments for gains realized in net income                (23)             (8)              (15)

     NET UNREALIZED GAINS                                                    $41             $13               $28


                                                                   SUPPLEMENTARY

                                                                     INFORMATION

AVERAGE BALANCES AND NET INTEREST INCOME
--------------------------------------------------------------------------------
(Dollars in Thousands)

Mt. Rainier National Bank
Years Ended December 31, 1999 and 1998

                                               1999                                   1998
                                                           INTEREST                               INTEREST
                                               AVERAGE     INCOME/       AVERAGE      AVERAGE     INCOME/      AVERAGE
                                               BALANCE     (EXPENSES)    RATE         BALANCE     (EXPENSES)   RATE
INTEREST EARNING ASSETS
     Loans                                      $48,022     $4,694        9.8%         $43,831     $4,441       10.1%
     Investment securities:
       Taxable                                   26,895      1,538        5.7           23,342      1,416        6.1
       Tax-exempt                                   287         21*       7.3              332         25*       7.5
     TOTAL INVESTMENT SECURITIES                 27,182      1,559        5.7           23,674      1,441        6.1
     Federal funds sold and interest
       bearing deposits in banks                  5,960        293        4.9            5,371        296        5.5
     TOTAL INTEREST EARNING ASSETS/
     INTEREST INCOME                             81,164      6,546        8.1%          72,876      6,178        8.5%

Cash and due from banks                           3,470                                  3,532
Premises and equipment - net                      3,410                                  1,606
Other assets                                        734                                    813
Allowance for credit losses                        (611)                                  (608)

     TOTAL ASSETS                               $88,167                                $78,219


INTEREST BEARING LIABILITIES
     Deposits:
       Savings and interest bearing
          demand                                $37,114       (991)       2.7%         $34,558     (1,052)       3.0%
       Time                                      27,599     (1,366)       4.9           26,157     (1,443)       5.5
     TOTAL DEPOSITS                              64,713     (2,357)       3.6           60,715     (2,495)       4.1
     Other borrowings                                42         (3)       7.1               45         (4)       8.9
     TOTAL INTEREST BEARING LIABILITIES
     INTEREST EXPENSE                            64,755     (2,360)       3.6%          60,760     (2,499)       4.1%

Demand deposits                                  13,140                                 10,869
Other liabilities                                   457                                    485
Shareholders' equity                              9,815                                  6,105

     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                       $88,167                                $78,219

     NET INTEREST INCOME                                    $4,186                                 $3,679

NET INTEREST INCOME AS A PERCENTAGE
   OF AVERAGE EARNING ASSETS
     Interest income                                                      8.1%                                   8.5%
     Interest expense                                                     2.9                                    3.5

     NET INTEREST INCOME                                                  5.2%                                   5.0%

* TAX EQUIVALENT BASIS

                                    PART III

                                    EXHIBITS

Exhibit No.    Description
-----------    -----------

2.1            Articles of Incorporation and Amendment, of the registrant (1)
2.2            By-laws of the registrant, currently in effect (1)
6.2            Mt. Rainier National Bank 1990 Employee Stock Option Plan (1)
6.3            Mt. Rainier National Bank 1990 Director Stock Option Plan (1)
6.4            Mt. Rainier National Bank 1995 Employee Stock Purchase Plan (1)
6.5            Mt. Rainier National Bank 1999 Employee Stock Option Plan
6.6            Forms of 1999 Employee Stock Option Plan
6.7            Mt. Rainier National Bank 1999 Director Stock Option Plan
6.8            Form of 1999 Director Stock Option Plan
27             Financial Data Schedule



(1) Incorporated by reference to the Company's registration statement on Form SB-1 (File No. 333-36647).

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN BANK HOLDING COMPANY

Date:             February 28, 2000


By: /s/ Roy T. Brooks
   -------------------------------------------
    Roy T. Brooks, Chairman of the Board & CEO


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Roy T. Brooks                               Date: February 28, 2000
   -------------------------------------------
    Roy T. Brooks, Chairman of the Board & CEO
             (Principal Executive Officer)

By: /s/ Sheila M. Brumley                           Date: February 28, 2000
   -------------------------------------------
    Sheila M. Brumley, CFO & Secretary to the Board
              (Principal Accounting Officer)


By: /s/ Susan K. Bowen-Hahto                By: /s/ Brian W. Gallagher
   -----------------------------------         -------------------------------
   Susan K. Bowen-Hahto, Director              Brian W. Gallagher, Director
Date: February 28, 2000                     Date: February 28, 2000


By: /s/ Michael K. Jones                    By: /s/ Hans Rudy Zurcher
   -----------------------------------         -------------------------------
   Michael K. Jones, Director                  Hans Rudy Zurcher, Director
Date: February 28, 2000                     Date: February 28, 2000


By: /s/ Barry C. Kombol                     By: /s/ John W. Raeder
   -----------------------------------         -------------------------------
   Barry C. Kombol, Director                   John W. Raeder, Director
Date: February 28, 2000                     Date: February 28, 2000


By: /s/ Garrett S. Van Beek                 By: /s/ Steve W. Moergeli
   -----------------------------------         -------------------------------
   Garrett S. Van Beek, Director               Steve W. Moergeli, Director
Date: February 28, 2000                     Date: February 28, 2000