Form 10QSB
period 2000-03-31
MOUNTAIN BANK HOLDING CO
filed 2000-05-02
CIK 898018

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2000

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

                                Yes  X      No
                                    ---        ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 924,013 (March 31, 2000)
                                                  ------------------------

Transitional Small Business Disclosure Format:  Yes   X        No
                                                    ------       ------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The following Consolidated Financial Statements are presented for the Registrant, Mountain Bank Holding Company, and its wholly owned subsidiary, Mt. Rainier National Bank.

PAGE:

1.   Consolidated Balance Sheets for March 31, 2000, and December 31, 1999

2. Consolidated Statements of Income for the three months ended March 31, 2000 and 1999

3. Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2000 and 1999

4. Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999

5.   Notes to consolidated financial statements


                           PART II - Other Information

6.   Item 4 Submission of Matters to a Vote of Security Holders

7.   Item 6 Exhibits and Reports on Form 8-K

8.   Signatures

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                   MARCH 31,    DECEMBER 31,
                                                                                     2000          1999
                                                                                   ------------------------
                                                                                      (IN THOUSANDS)
Assets
  Cash and due from banks                                                          $  4,015    $  3,240
  Federal funds sold and interest bearing deposits in banks                           2,162       3,563
  Securities available for sale                                                      24,602      27,043
  Loans held for sale                                                                   294         294

  Loans                                                                              59,865      54,051
  Less allowance for possible credit losses                                            (621)       (607)
                                                                                   ------------------------
  Loans, net                                                                         59,244      53,444
                                                                                   ------------------------

  Premises and equipment                                                              3,289       3,345
  Accrued interest receivable and other assets                                          768         812
                                                                                   ------------------------
  Total assets                                                                     $ 94,374    $ 91,741
                                                                                   ========================


Liabilities
  Deposits:

     Non-interest bearing                                                          $ 14,335    $ 14,678
     Savings and interest-bearing demand                                             39,418      37,526
     Time                                                                            30,013      29,042
                                                                                   ------------------------
  Total deposits                                                                     83,766      81,246
                                                                                   ------------------------
   Long-term debt                                                                        41          42
   Accrued interest payable and other liabilities                                       411         291
                                                                                   ------------------------
  Total liabilities                                                                  84,218      81,579
                                                                                   ------------------------


Shareholders' Equity
  Common stock (2000 - no par value; 1999 - par value $1); authorized 10,000,000 shares; issued and outstanding: 2000 - 1,848,026 shares;
     1999 - 924,013 shares                                                              924         924
  Paid-in capital                                                                     6,785       6,785
  Retained earnings                                                                   2,932       2,703
  Accumulated other comprehensive loss                                                 (485)       (250)
                                                                                   ------------------------
  Total shareholders' equity                                                         10,156      10,162
                                                                                   ------------------------

  Total liabilities and shareholders' equity                                       $ 94,374    $ 91,741
                                                                                   ========================


MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                           --------------------------------------
                                                                 2000               1999
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest Income
  Loans                                                       $     1,373     $     1,103
  Securities available for sale                                       390             382
  Federal funds sold and interest bearing deposits in banks            25              83
                                                           --------------------------------------
  Total interest income                                             1,788           1,568

Interest Expense
   Deposits                                                           638             594
   Note Payable                                                         1            --
                                                           --------------------------------------
Total interest expense                                                639             594

Net interest income                                                 1,149             974

Provision for credit losses                                            14            --
                                                           --------------------------------------

Net interest income after provision for credit losses               1,135             974
                                                           --------------------------------------

Noninterest income
  Service charges on deposit accounts                                 126             116
  Origination fees and gains on loans sold                             31              40
  Gain(loss) on sales of securities available for sale                 (3)              1
  Other                                                                60              40
                                                           --------------------------------------
  Total noninterest income                                            214             197
                                                           --------------------------------------

Noninterest expense
  Salaries and employee benefits                                      564             538
  Occupancy and equipment                                             144             137
  Other                                                               299             343
                                                           --------------------------------------
  Total noninterest expenses                                        1,007           1,018
                                                           --------------------------------------

Income before income taxes                                            342             153

Income taxes                                                         (113)            (37)
                                                           --------------------------------------

Net income                                                    $       229     $       116
                                                           ======================================


Per share data:
   Basic earnings per share                                   $      0.12     $      0.06
   Diluted earnings per share                                 $      0.12     $      0.06
   Weighted average number of common shares outstanding,
      including dilutive stock options                          1,954,672       1,940,610

Return on average assets                                             1.00%           0.54%


MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                         ACCUMULATED
                                                                                            OTHER
                                               COMMON         PAID-IN      RETAINED     COMPREHENSIVE
                                               STOCK          CAPITAL      EARNINGS         INCOME       TOTAL
BALANCE AT DECEMBER 31, 1998                 $      907    $    6,694    $    1,999   $       91    $    9,691

Comprehensive income:
   Net income                                      --            --             116          --            116
   Other comprehensive income,
     net of tax:
       Unrealized loss on securities,
        net of reclassification adjustment                                                   (59)          (59)

COMPREHENSIVE INCOME                                                                                        57

BALANCE AT MARCH 31, 1999                    $      907    $    6,694    $    2,115   $       32    $    9,748




                                                                                         ACCUMULATED
                                                                                            OTHER
                                               COMMON         PAID-IN      RETAINED     COMPREHENSIVE
                                               STOCK          CAPITAL      EARNINGS         INCOME       TOTAL

BALANCE AT DECEMBER 31, 1999                 $      924    $    6,785    $    2,703   $     (250)   $   10,162

Comprehensive income:
   Net income                                      --            --             229                        229
   Other comprehensive income,
     net of tax:
       Unrealized loss on securities,
        net of reclassification adjustment                                                  (235)         (235)

COMPREHENSIVE LOSS                                                                                          (6)

BALANCE AT MARCH 31, 2000                    $      924    $    6,785    $    2,932   $     (485)   $   10,156


MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        -----------------------
                                                                            2000        1999
                                                                              (IN THOUSANDS)
Net income                                                                 $   229    $   116
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for possible credit losses                                        14         --
    Depreciation                                                                90         94
    (Gain)losses on sales of securities available for sale                       3         (1)
    Amortization, net of accretion                                              17         31
    Gain on loans sold                                                         (31)       (40)
    Originations of loans held for sale                                     (1,602)    (1,810)
    Proceeds from sales of loans                                             1,633      1,839
    Other                                                                      284        (44)
                                                                        -----------------------
Net cash provided by operating activities                                      637        185
                                                                        -----------------------

Cash Flows from Investing Activities
    Net decrease in Federal funds sold                                       1,401      5,221
    Purchase of securities available for sale                               (1,002)    (7,442)
    Proceeds from maturities and sales of securities available for sale      3,068      5,489
    Increase in loans, net of principal collections                         (5,814)      (745)
    Additions to premises and equipment                                        (34)      (252)
                                                                        -----------------------
Net cash used in investing activities                                       (2,381)     2,271
                                                                        -----------------------

Cash Flows from Financing
    Net increase/(decrease) in deposits                                      2,520     (1,157)
    Repayment of note payable                                                   (1)
                                                                        -----------------------
Net cash provided by (used in) financing activities                          2,519     (1,157)
                                                                        -----------------------

Net increase in cash                                                           775      1,299

Cash and due from Banks
    Beginning of period                                                      3,240      3,369
                                                                        -----------------------
    End of period                                                          $ 4,015    $ 4,668
                                                                        =======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                           $   614    $   594
   Income taxes paid                                                       $   113    $    37

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
      Fair value adjustment of securities available for sale, net of tax      (235)       (59)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

     The unaudited consolidated financial statements include the accounts of Mountain Bank Holding Company (the Company) and its wholly owned subsidiary, Mt. Rainier National Bank (the Bank). The consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with general practice within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant intercompany transactions and amounts have been eliminated. In the opinion of management, all adjustments (consisting only of recurring accruals) necessary for a fair presentation are reflected in the financial statements. Reference is hereby made to the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 2000.

NOTE 2 - STOCK SPLIT

     On March 28, 2000, the Board of Directors announced a two-for-one stock split payable to shareholders of record as of April 10, 2000. In connection with the stock split, the par value of the Company's common stock was changed from $1.00 per share to no par value and the number of authorized shares was increased from 5,000,000 to 10,000,000. The number of shares outstanding at March 31, 2000, and the average share and per share information for the periods ended March 31, 2000 and 1999, have been adjusted to show the effect of this stock split.

NOTE 3 - EARNINGS PER COMMON SHARE

     Basic earnings per share are based on the average number of common shares outstanding, assuming no dilution. Diluted earnings per common share are computed assuming the exercise of stock options. All share amounts have been adjusted to show the effect of the two for one stock split discussed in Note 2.


                                         Net Income        Shares            Per Share
                                        (Numerator)     (Denominator)          Amount
THREE MONTHS ENDED MARCH 31, 2000
Basic earnings per share:
     Net Income                         $      229        1,848,026        $       0.12
Effect of dilutive securities:
     Options                                    --          106,646                 -0-
Diluted earnings per share:
     Net Income                         $      229        1,954,672        $       0.12

THREE MONTHS ENDED MARCH 31, 1999
Basic earnings per share:
     Net Income                         $      116        1,814,964        $       0.06
Effect of dilutive securities:
     Options                                    --          125,646                 -0-
Diluted earnings per share:
     Net Income                         $      116        1,940,610        $       0.06


                           PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Mountain Bank Holding Company's Annual Shareholders' Meeting was held on March 28, 2000.

(b) The information in response to this item is located in the Company's Annual Meeting Proxy Statement dated March 13, 2000.

(c) A brief description of each matter voted upon at the Annual Shareholders' Meeting held on March 28, 2000, and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee for office is presented below:

     1) Election of (3) Directors for terms expiring in 2003 or until their successors have been elected and qualified.

                  Director:

                  Roy T. Brooks
                     Votes cast for:                 634,409
                     Votes cast against:               1,756
                     Votes withheld:                       0

                  Susan Bowen-Hahto
                     Votes cast for:                 634,515
                     Votes cast against:               1,650
                     Votes withheld:                       0

                  Steve W. Moergeli
                     Votes cast for:                 636,165
                     Votes cast against:                   0
                     Votes withheld:                       0

     2) Ratification of the appointment of Knight Vale & Gregory PLLC, Certified Public Accountants, as the independent auditors for the Company and its subsidiaries for the 2000 fiscal year.

                     Votes cast for:                  633,200
                     Votes cast against:                1,746
                     Votes withheld:                    1,219

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

                                  MOUNTAIN BANK HOLDING COMPANY
                                  (Registrant)

Dated:   April 14, 2000           /s/ Roy T. Brooks
                                  ---------------------------------------------
                                  Roy T. Brooks, President and Chief
                                  Executive Officer


Dated:   April 14, 2000           /s/ Sheila Brumley
                                  ---------------------------------------------
                                  Sheila Brumley, Chief Financial Officer