Form 10QSB
period 2000-06-30
MOUNTAIN BANK HOLDING CO
filed 2000-08-07
CIK 898018

 QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

/ /	Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from                to

Commission File Number: 0-28394

MOUNTAIN BANK HOLDING COMPANY
(Exact Name of Small Business Issuer as Specified in Its Charter)

WASHINGTON (State or Other Jurisdiction of Incorporation or Organization)	91-1602736 (I.R.S. Employer Identification Number)

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

Yes /x/  No / /

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  1,855,758 (June 30, 2000)

Transitional Small Business Disclosure Format: Yes /x/  No / /

PART I—Financial Information

Item 1. Financial Statements

    The following Consolidated Financial Statements are presented for the Registrant, Mountain Bank Holding Company, and its wholly owned subsidiary, Mt. Rainier National Bank.

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2000	December 31, 1999
	(in thousands)
Assets
Cash and due from banks	$3,248	$3,240
Federal funds sold and interest bearing deposits in banks	8	3,563
Securities available for sale	23,969	27,043
Loans held for sale	—	294
Loans	62,372	54,051
Less allowance for possible credit losses	(648)	(607)

Loans, net	61,724	53,444

Premises and equipment	3,508	3,345
Accrued interest receivable and other assets	839	812

Total assets	$93,296	$91,741

Liabilities
Deposits:
Non-interest bearing	$14,728	$14,678
Savings and interest-bearing demand	33,780	37,526
Time	32,179	29,042

Total deposits	80,687	81,246

Long-term debt	41	42
Other borrowed money	1,664	—
Accrued interest payable and other liabilities	290	291

Total liabilities	82,682	81,579

Shareholders' Equity
Common stock (2000-no par value; 1999—par value $1); authorized 10,000,000 shares; issued and outstanding: 2000—1,855,758 shares; 1999—924,013 shares	928	924
Paid-in capital	6,811	6,785
Retained earnings	3,178	2,703
Accumulated other comprehensive loss	(303)	(250)

Total shareholders' equity	10,614	10,162

Total liabilities and shareholders' equity	$93,296	$91,741

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
	(in thousands, except per share data)		(in thousands, except per share data)
Interest Income
Loans	$1,460	$1,150	$2,833	$2,253
Securities available for sale	367	63	757	146
Federal Funds sold and interest bearing deposits	8	374	33	756

Total interest income	1,835	1,587	3,623	3,155
Interest Expense
Deposits	677	571	1,315	1,164
Other borrowed money	20	—	20	—
Note payable	1	1	2	2

Total interest expense	698	572	1,337	1,166
Net interest income	1,137	1,015	2,286	1,989
Provision for credit losses	(26)	—	(40)	—

Net interest income after provision for credit losses	1,111	1,015	2,246	1,989

Noninterest income
Service charges on deposit accounts	138	119	264	235
Origination fees and gains on loans sold	24	26	55	66
Gain(losses) on sales of securities available for sale	—	—	(3)	1
Other	57	49	117	89

Total noninterest income	219	194	433	391

Noninterest expense
Salaries and employee benefits	509	492	1,073	1,030
Occupancy and equipment	141	153	285	290
Other	308	276	607	619

Total noninterest expenses	958	921	1,965	1,939

Income before income taxes	372	288	714	441
Income taxes	(126)	(78)	(239)	(115)

Net income	$246	$210	$475	$326

Per share data:
Basic earnings per share	$0.13	$0.12	$0.26	$0.18
Diluted earnings per share	$0.13	$0.11	$0.24	$0.17
Weighted average number of common shares outstanding, including dilutive stock options	1,957,686	1,942,814	1,954,014	1,940,284
Return on average assets	1.06%	0.97%	1.03%	0.76%

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance at December 31, 1998	$907	$6,694	$1,999	$91	$9,691
Sale of common stock under employee stock purchase plan	2	17	—	—	19
Sale of common stock	2	10	—	—	12
Comprehensive income:
Net income	—	—	326	—	326
Other comprehensive loss, net of tax:
Unrealized loss on securities, net of reclassification adjustment				(91)	(91)
Comprehensive Income					235
Balance at June 30, 1999	$911	$6,721	$2,325	$—	$9,957
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 1999	$924	$6,785	$2,703	$(250)	$10,162
Sale of common stock under employee stock purchase plan	1	14	—	—	15
Sale of common stock	3	12	—	—	15
Comprehensive income:
Net income			475	—	475
Other comprehensive loss, net of tax:
Unrealized loss on securities, net of reclassification adjustment				(53)	(53)
Comprehensive Income					422
Balance at June 30, 2000	$928	$6,811	$3,178	$(303)	$10,614

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2000	1999
	(in thousands)
Net income	$475	$326
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	40	—
Depreciation	172	185
(Gain)losses on sales of securities available for sale	3	(1)
Amortization, net of accretion	29	61
Gain on loans sold	(55)	(66)
Originations of loans held for sale	(2,295)	(3,238)
Proceeds from sales of loans	2,644	3,979
Other	(1)	(50)

Net cash provided by operating activities	1,012	1,196

Cash Flows from Investing Activities
Net decrease in Federal funds sold and interest bearing deposits	3,563	5,385
Purchase of securities available for sale	(1,007)	(9,609)
Proceeds from maturities and sales of securities available for sale	3,969	7,935
Increase in loans, net of principal collections	(8,320)	(3,671)
Additions to premises and equipment	(335)	(295)

Net cash used in investing activities	(2,130)	(255)

Cash Flows from Financing
Net decrease in deposits	(559)	(514)
Increase in other borrowed money	1,664
Repayment of note payable	(1)
Common stock sold	30	31

Net cash provided by (used in) financing activities	1,134	(483)

Net increase in cash	16	458
Cash and due from banks
Beginning of period	3,240	3,369

End of period	$3,256	$3,827

Supplemental Disclosures of Cash Flow Information
Interest paid	$1,302	$1,183
Income taxes paid	$270	$150
Supplemental Schedule of Non-Cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	(53)	(91)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1—Basis of Presentation

    The unaudited consolidated financial statements include the accounts of Mountain Bank Holding Company (the Company) and its wholly owned subsidiary, Mt. Rainier National Bank (the Bank). The consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with general practice within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant intercompany transactions and amounts have been eliminated. In the opinion of management, all adjustments (consisting only of recurring accruals) necessary for a fair presentation are reflected in the financial statements. Reference is hereby made to the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 2000.

Note 2—Stock Split

    On March 28, 2000, the Board of Directors announced a two-for-one stock split payable to shareholders of record as of April 10, 2000. In connection with the stock split, the par value of the Company's common stock was changed from $1.00 per share to no par value and the number of authorized shares was increased from 5,000,000 to 10,000,000. The number of shares outstanding at June 30, 2000, and the average share and per share information for the periods ended June 30, 2000 and 1999, have been adjusted to show the effect of this stock split.

Note 3—Earnings Per Common Share

    Basic earnings per share are based on the average number of common shares outstanding, assuming no dilution. Diluted earnings per common share are computed assuming the exercise of stock options. All share amounts have been adjusted to show the effect of the two for one stock split discussed in Note 2.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Six months ended June 30, 2000
Basic earnings per share:
Net Income	$475	1,851,699	$0.26
Effect of dilutive securities:
Options	—	102,315	(.02)
Diluted earnings per share:
Net Income	$475	1,954,014	$0.24
Six months ended June 30, 1999
Basic earnings per share:
Net Income	$326	1,817,496	$0.18
Effect of dilutive securities:
Options	—	122,788	(.01)
Diluted earnings per share:
Net Income	$326	1,940,284	$0.17

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits:

3.1
Amended and Restated Articles of Incorporation dated April 10, 2000

3.2
Articles of Amendment dated April 10, 2000

27
Financial Data Schedule

(b)
Reports on Form 8-K:

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOUNTAIN BANK HOLDING COMPANY (Registrant)
Dated: August 8, 2000	/s/ Roy T. Brooks, President and Chief Executive Officer
Dated: August 8, 2000	/s/ Sheila Brumley, Chief Financial Officer

QuickLinks

PART I—Financial Information
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SIGNATURES