Form 10QSB
period 2000-09-30
MOUNTAIN BANK HOLDING CO
filed 2000-11-13
CIK 898018

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2000
or
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-28394

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

Yes /x/  No / /

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,872,422 (September 30, 2000)

    Transitional Small Business Disclosure Format: Yes /x/  No / /

PART I—Financial Information

Item 1.  Financial Statements

    The following Consolidated Financial Statements are presented for the Registrant, Mountain Bank Holding Company, and its wholly owned subsidiary, Mt. Rainier National Bank.

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2000	December 31, 1999
	(in thousands)
Assets
Cash and due from banks	$3,246	$3,240
Federal funds sold and interest bearing deposits in banks	1,792	3,563
Securities available for sale	23,654	27,043
Loans held for sale	335	294
Loans	63,623	54,051
Less allowance for possible credit losses	(657)	(607)

Loans, net	62,966	53,444

Premises and equipment	3,433	3,345
Accrued interest receivable and other assets	1,026	812

Total assets	$96,452	$91,741

Liabilities
Deposits:
Non-interest bearing	$14,941	$14,678
Savings and interest-bearing demand	36,326	37,526
Time	33,716	29,042

Total deposits	84,983	81,246

Long-term debt	41	42
Other borrowed money	—	—
Accrued interest payable and other liabilities	404	291

Total liabilities	85,428	81,579

Shareholders' Equity
Common stock—no par value; authorized 10,000,000 shares; issued and outstanding: 2000—1,872,422 shares; 1999—924,013 shares	936	924
Paid-in capital	6,845	6,785
Retained earnings	3,391	2,703
Accumulated other comprehensive loss	(148)	(250)

Total shareholders' equity	11,024	10,162

Total liabilities and shareholders' equity	$96,452	$91,741

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
	(in thousands, except per share data)		(in thousands, except per share data)
Interest Income
Loans	$1,522	$1,175	$4,355	$3,428
Securities available for sale	358	91	1,115	237
Federal Funds sold and interest bearing deposits	9	387	42	1,143

Total interest income	1,889	1,653	5,512	4,808
Interest Expense
Deposits	735	590	2,070	1,754
Other borrowed money	31	—	31	—
Note payable	—	1	2	3

Total interest expense	766	591	2,103	1,757
Net interest income	1,123	1,062	3,409	3,051
Provision for credit losses	(9)	—	(49)	—

Net interest income after provision for credit losses	1,114	1,062	3,360	3,051

Noninterest income
Service charges on deposit accounts	133	125	397	360
Origination fees and gains on loans sold	60	20	115	86
Gain (losses) on sales of securities available for sale	—	—	(3)	1
Other	58	51	175	140

Total noninterest income	251	196	684	587

Noninterest expense
Salaries and employee benefits	593	519	1,666	1,549
Occupancy and equipment	166	174	451	464
Other	282	299	889	918

Total noninterest expenses	1,041	992	3,006	2,931

Income before income taxes	324	266	1,038	707
Income taxes	(111)	(93)	(350)	(208)

Net income	$213	$173	$688	$499

Per share data:
Basic earnings per share	$0.11	$0.09	$0.37	$0.27
Diluted earnings per share	$0.11	$0.09	$0.35	$0.26
Weighted average number of common shares outstanding, including dilutive stock options	1,962,226	1,952,148	1,956,379	1,945,572
Return on average assets	0.91%	0.79%	0.98%	0.76%

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance at December 31, 1998	$907	$6,694	$1,999	$91	$9,691
Sale of common stock under employee stock purchase plan	2	17	—	—	19
Exercise of stock options	8	34	—	—	42
Comprehensive income:
Net income	—	—	499	—	499
Other comprehensive loss, net of tax:
Change in unrealized loss on securities, net of reclassification adjustment				(218)	(218)
Comprehensive Income					281
Balance at September 30, 1999	$917	$6,745	$2,498	$(127)	$10,033
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance at December 31, 1999	$924	$6,785	$2,703	$(250)	$10,162
Sale of common stock under employee stock purchase plan	1	14	—	—	15
Exercise of stock options	11	46	—	—	57
Comprehensive income:
Net income			688	—	688
Other comprehensive loss, net of tax:
Change in unrealized loss on securities, net of reclassification adjustment				102	102
Comprehensive Income					790
Balance at September 30, 2000	$936	$6,845	$3,391	$(148)	$11,024

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2000	1999
	(in thousands)
Net income	$688	$499
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	49	—
Depreciation	253	295
(Gain) losses on sales of securities available for sale	3	(1)
Amortization, net of accretion	34	87
Gain on loans sold	(115)	(86)
Originations of loans held for sale	(5,561)	(4,758)
Proceeds from sales of loans	5,635	5,401
Other	(154)	(50)

Net cash provided by operating activities	832	1,387

Cash Flows from Investing Activities
Net decrease in Federal funds sold and interest bearing deposits	1,771	4,469
Purchase of securities available for sale	(1,013)	(13,405)
Proceeds from maturities and sales of securities available for sale	4,520	9,209
Increase in loans, net of principal collections	(9,571)	(4,420)
Proceeds from disposition of premises and/or equipment	—	14
Additions to premises and equipment	(341)	(393)

Net cash used in investing activities	(4,634)	(4,526)

Cash Flows from Financing
Net increase in deposits	3,737	3,689
Repayment of note payable	(1)	(1)
Common stock sold	72	61

Net cash provided by (used in) financing activities	3,808	3,749

Net increase in cash	6	610
Cash and due from banks
Beginning of period	3,240	3,369

End of period	$3,246	$3,979

Supplemental Disclosures of Cash Flow Information
Interest paid	$2,021	$1,778
Income taxes paid	$350	$345
Supplemental Schedule of Non-Cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	102	(218)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1—Basis of Presentation

    The unaudited consolidated financial statements include the accounts of Mountain Bank Holding Company (the Company) and its wholly owned subsidiary, Mt. Rainier National Bank (the Bank). The consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with general practice within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant intercompany transactions and amounts have been eliminated. In the opinion of management, all adjustments (consisting only of recurring accruals) necessary for a fair presentation are reflected in the financial statements. Reference is hereby made to the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 2000.

Note 2—Stock Split

    On March 28, 2000, the Board of Directors announced a two-for-one stock split payable to shareholders of record as of April 10, 2000. In connection with the stock split, the par value of the Company's common stock was changed from $1.00 per share to no par value and the number of authorized shares was increased from 5,000,000 to 10,000,000. The number of shares outstanding at September 30, 2000, and the average share and per share information for the periods ended September 30, 2000 and 1999, have been adjusted to show the effect of this stock split.

Note 3—Earnings Per Common Share

    Basic earnings per share are based on the average number of common shares outstanding, assuming no dilution. Diluted earnings per common share are computed assuming the exercise of stock options. All share amounts have been adjusted to show the effect of the two for one stock split discussed in Note 2.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Nine months ended September 30, 2000
Basic earnings per share:
Net Income	$688	1,854,677	$0.37
Effect of dilutive securities:
Options	—	101,702	(.02)
Diluted earnings per share:
Net Income	$688	1,956,379	$0.35
Nine months ended September 30, 1999
Basic earnings per share:
Net Income	$499	1,822,784	$0.27
Effect of dilutive securities:
Options	—	122,788	(.01)
Diluted earnings per share:
Net Income	$499	1,945,572	$0.26

Note 4—Pending Stock Offering

    On September 22, 2000, the Company filed a registration statement with the SEC, as amended on October 30, 2000 and November 6, 2000, in connection with the proposed offer and sale of up to 75,000 shares of its common stock at $11.00 per share. The offering is expected to be completed by year-end and will be made to existing shareholders first on a pro rata basis and then to the general public.

Item 6.  Exhibits and Reports on Form 8-K

(a)
Exhibits:

Financial Data Schedule

(b)
Reports on Form 8-K:

None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOUNTAIN BANK HOLDING COMPANY (Registrant)
Dated: November 10, 2000	/s/ ROY T. BROOKS Roy T. Brooks, President and Chief Executive Officer
Dated: November 10, 2000	/s/ SHEILA BRUMLEY Sheila Brumley, Chief Financial Officer

QuickLinks

PART I—Financial Information
  Item 1. Financial Statements
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES