Form 10KSB40
period 2000-12-31
MOUNTAIN BANK HOLDING CO
filed 2001-03-15
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-KSB

For the fiscal year ended December 31, 2000.

Commission File Number:  0 - 28394

MOUNTAIN BANK HOLDING COMPANY
(exact name of registrant as specified in its charter)

WASHINGTON	91-1602736
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	identification Number)

501 Roosevelt Avenue, PO Box 98, Enumclaw, WA  98022
(address of principal executive offices)                         (zip code)

Registrant’s telephone number:           (360) 825-0100

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     Common Stock, no par value
                                                                                                                          (title of class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes       X                       No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB    [ X]

State the issuer’s revenues for its most recent fiscal year:   $8,439,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:        at January 31, 2001 - $18,124,887

Number of shares of common stock outstanding as of January 31, 2001:       1,951,422

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated by reference into Part I of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format:          Yes       X              No ______

TABLE OF CONTENTS

Part I

(ITEMS 6-11, FORM 1-A, MODEL B)

ITEM 6.	DESCRIPTION OF BUSINESS
General
Description of Mt. Rainier National Bank
The Bank
History

Business
Service Area
Employees
Competition
Products and Services
Marketing
Lending Activities
Investment Portfolio
Forward Looking Statement Disclosure
Statistical Information About the Company
Loan Portfolio
Credit Risk Management and Allowance for Credit Losses
Loan Loss Experience
Allocation of Loan Loss By Loan Classification
Risk Elements – Non-Accrual, Past Due and Restructured Loans

Investment Securities Portfolio
Deposits
GAP Analysis
Distribution of Average Assets, Liabilities and Shareholders’ Equity and Interest Yields
Changes in Interest Income and Expense Volume and Rate Variances
Supervision and Regulation
Mountain Bank Holding Company
Bank Holding Company Regulation
Transactions with Affiliates
Regulation of Management
Tie-In Arrangements
State Law Restrictions
Mt. Rainier National Bank
Interstate Banking and Branching
Deposit Insurance
Dividends
Capital Adequacy

Financial Services Modernization Act
Effects of Government Monetary Policy

ITEM 7.	DESCRIPTION OF PROPERTY

ITEM 8.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 9.	REMUNERATION OF DIRECTORS AND OFFICERS

ITEM 10.	SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SHAREHOLDERS

ITEM 11.	INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

Part II
(ITEMS 1-6, FORM 1-A, MODEL B)

Part F/S
FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Part III
EXHIBITS

EXHIBITS

SIGNATURES

SIGNATURES

FORM 10-KSB AMENDMENT NO. 2
TRANSITIONAL SMALL BUSINESS ISSUER
DISCLOSURE PURSUANT TO ALTERNATIVE 2

PART I
(ITEMS 6-11, MODEL B, FORM 1-A)

ITEM 6.        DESCRIPTION OF BUSINESS

General

          Mountain Bank Holding Company is a Washington corporation formed in 1993 primarily to hold all of the Common Stock of Mt. Rainier National Bank (the “Bank”), a National Banking Association organized under the laws of the United States.  Mt. Rainier Bank provides personal and commercial banking and related financial services at its main office located at 501 Roosevelt Avenue, Enumclaw, Washington, at its branch offices located in Buckley, Washington, at 29290 Highway 410, and located in Black Diamond, Washington, at 31329 Third Avenue, and located in Auburn, Washington, at 1436 Auburn Way South.  The Holding Company is regulated by the Federal Reserve Board (the “FRB”) under the Bank Holding Company Act of 1956, as amended.  A bank holding company is generally defined as a company that has direct or indirect control of a bank.  The Company qualifies as a bank holding company because it owns one hundred percent (100%) of the outstanding securities of Mt. Rainier Bank.  At December 31, 2000, the Holding Company reported on a consolidated basis total assets of $102,141,000, total deposits of $89,577,000, and shareholders’ equity of $12,150,000.

          The Holding Company’s strategy is to capitalize on its investment in Mt. Rainier Bank through continued growth in the Bank’s assets, deposits and earnings, and creation of long-term value for Company shareholders by pursuing the following:

-	Monitoring and improving the credit quality of the Bank’s existing asset base;
-	Concentrating on expense control, interest spread maximization and marketing of fee-based products, as well as maintaining adequate liquidity and capital levels;
-	Emphasizing close working relationships between the Bank’s senior management, directors, loan officers and commercial customers; and
-	Focusing on training programs to ensure that management and staff have knowledge necessary to serve customers and remain in compliance with all legal and regulatory obligations.

          There can be no assurance that Mt. Rainier Bank will achieve these objectives.

DESCRIPTION OF MT. RAINIER NATIONAL BANK

The Bank

          Mt. Rainier National Bank is a wholly-owned subsidiary of the Holding Company.  While the Holding Company and Mt. Rainier Bank are distinctly different entities regulated by different regulatory bodies, the income of the Holding Company presently is almost entirely derived from dividends upstreamed from the Bank to the Company.  Therefore, the value of the securities of the Holding Company is, to a large extent, dependent upon the success of Mt. Rainier Bank.

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

          The principal sources of the Bank’s revenues are: (i) interest and fees on loans; (ii) deposit service charges; (iii) interest on deposits in other banks (generally on an overnight basis); (iv) gains on mortgages originated and sold to the secondary market; and (v) interest on investments.  Loans include short-to-medium-term commercial and consumer loans, including operating loans and lines, equipment loans, automobile loans, recreational vehicle and truck loans, personal loans and lines of credit, home improvement and rehabilitation loans, VISA national credit cards, and residential mortgage lending.  The Bank also offers safe deposit boxes, direct deposit of payroll and social security checks, automated teller machine access, debit cards, automatic drafts for various accounts, and telephone banking.  Mt. Rainier Bank has a night depository and an ATM, as well as drive-up services, at each of its offices.

          The Bank’s core deposit base generally has been enhanced through advertising and deposit promotions, and focusing on securing the entire banking relationship of each of its customers.  The Bank has not used brokered deposits as a source of funds.

          Mt. Rainier Bank’s commercial banking activities target high net worth individuals and their businesses with an emphasis on small to medium size businesses.  The Bank’s operating strategy is to offer personal service, flexibility and timely responsiveness to the needs of its customers.  Senior management of the Bank and the Holding Company maintain close personal contact and close working relationships with the Bank’s commercial customers and their businesses, and the Bank’s and the Company’s Board of Directors primarily include local business people from Mt. Rainier Bank’s primary service area.  Most of the Bank’s new commercial banking business consists of referrals from existing customers.  The Company believes that the Bank’s loan portfolio is appropriately diversified.  All floating rate loans are priced at prime or higher.

          The Company believes that the growth in loans and profitability achieved by the Bank also is attributable in large measure to its strategy of targeting smaller and medium size businesses in the manner described above and to the business and personal relationships and experience of the Bank’s and the Company’s management and Directors, rather than the result of greater risk-taking or price concessions.  In addition, there have been numerous acquisitions and mergers of banks in Mt. Rainier Bank’s primary service area which have made the larger institutions in the market even larger.  This has resulted in the Bank focusing primarily on the needs of the smaller and medium size commercial customers.

Service Area

          Mt. Rainier Bank’s primary service area is South King County and East Pierce County, including Enumclaw, Buckley, Black Diamond, Auburn, and surrounding communities.  Enumclaw’s population is 10,600, having experienced 44% growth since 1990.  Enumclaw is primarily considered a residential community, with most growth in single family residences.  The local economy is dependent upon the forest products industry, farming, and tourism.  Buckley has experienced less growth with a population of 4,083.  Buckley is a residential community with very little business growth in the past few years.  Black Diamond is now experiencing increased growth, with a population of 3,800, up from 1,760 in 1990.  Auburn is a larger community with a population of 41,731, up from 35,230 in 1990.  All of the major regional banks and savings and loans are located in Auburn.

Employees

          As of December 31, 2000, the Holding Company employed a full-time President and CEO and a half-time Chief Financial Officer and a half-time Administrative Assistant.  As of the same date, Mt. Rainier Bank had 52 full-time-equivalent employees, including three Executive Officers.  None of the Bank’s employees is presently represented by a union or covered by a collective bargaining agreement.  The Bank considers its relationships with its employees to be good.

Competition

          The banking business in Mt. Rainier Bank’s primary service area is highly competitive with respect to both loans and deposits.  All the major out-of-state commercial banks which operate in Washington (including Bank of America, Key Bank, Washington Mutual, Wells Fargo and U.S. Bank) have a branch or branches within the Bank’s primary service area.  Among the advantages such major banks have are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to geographic regions of higher yield and demand.  Such banks offer certain services which are not offered directly by Mt. Rainier Bank (but are offered indirectly through correspondent institutions); and, by virtue of their greater total capitalization (legal lending limits to an individual customer are based upon a percentage of a bank’s total shareholder equity accounts), such banks have substantially higher lending limits than the Bank.

          Mt. Rainier Bank also competes with a number of non-bank competitors such as insurance companies, small loan companies, finance companies, mortgage companies, credit unions, brokerage houses, and other financial institutions.  Many of the Holding Company’s non-bank competitors are not subject to the extensive federal and state regulations which govern the Holding Company and, as a result, have a competitive advantage over the Company in providing certain services.

          The Bank believes its competitive position has been strengthened by the consolidation in the banking industry which has resulted in a focus by the larger banks on their larger accounts, with less direct contact between the officers and their customers.  Mt. Rainier Bank’s strategy, by contrast, is to remain a middle market lender which maintains close, long-term contact with its customers.

Products and Services

          In conjunction with the growth of its asset base, Mt. Rainier Bank has introduced new products and services to position itself to compete in its highly competitive market.  The Bank’s customers demand not only a wide range of financial products but also efficient and convenient service.  In response to these demands, Mt. Rainier Bank has developed a mix of products and services utilizing newly developed technology available to the banking industry such as telephone banking and automated teller machines.  Additionally, Mt. Rainier Bank offers a wide range of commercial and retail banking products and services to its customers.  Deposit accounts include certificates of deposit, individual retirement accounts and other time deposits, checking and other demand deposit accounts, interest-bearing checking accounts, savings accounts and money market accounts.   Loans include residential real estate, commercial, financial and real estate construction and development, installment and consumer loans.  Other products and services include: credit related insurance; ATMs, safe deposit boxes and non-deposit investment products.

Marketing

          Mt. Rainier Bank uses to the fullest extent possible the flexibility which is accorded by its independent status.  This includes an emphasis on specialized services, local promotional activity, and personal contacts by the Bank’s officers, directors and employees.  Mt. Rainier Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the business and professional fields.  In the event there are customers whose loan demands exceed the Bank’s lending limits, Mt. Rainier Bank arranges for such loans on a participation basis with other financial institutions.

Lending Activities

          The two main areas in which Mt. Rainier Bank has directed its lendable funds are commercial and real estate loans.  At December 31, 2000, these categories accounted for approximately 24% and 68%, respectively, of the Bank’s total loan portfolio.  The Bank’s major source of income is interest and fees charged on loans.

          Interest income on loans is recognized based on principal amounts outstanding, at applicable interest rates.  Accrual of interest on impaired loans is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal or when payment of principal or interest is contractually past due 90 days, unless the loan is well secured and in the process of collection.  When a loan is placed on non-accrual status, all interest previously accrued, but not collected, is reversed against current period interest income.  Income on such loans is then recognized only to the extent that cash is received and when the future collection of principal is probable.  Interest accruals are resumed on such loans only when they are brought current with respect to principal and interest and when, in the opinion of management, the loans are estimated to be fully collectible as to both principal and interest.

          In general, the Bank is permitted by law to make loans to single borrowers in aggregate amounts of up to fifteen percent (15%) of the Bank’s unimpaired capital and unimpaired surplus.  Mt. Rainier Bank, on occasion, sells participations in loans when necessary to stay within lending limits or to otherwise limit the Bank’s exposure.  The Bank’s goal is to reduce the risk of undue concentrations of loans to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  At December 31, 2000, no such concentration exceeded 10% of Mt. Rainier Bank’s loan portfolio, although approximately 3.4% of the Bank’s loan portfolio consisted of agricultural loans and approximately 8.9% of interim real estate construction loans.  Mt. Rainier Bank has no loans to foreign countries and its policy is to lend within Washington State, however the bank does have some loans to out-of-state borrowers.

          In the normal course of business there are various commitments outstanding and commitments to extend credit which are not reflected in the financial statements.  These commitments generally require the customers to maintain certain credit standards and have fixed expiration dates or other termination clauses.  Mt. Rainier Bank uses the same credit policies in making commitments as it does for loans.  Management does not expect that all such commitments will be fully utilized.

          Lending activities are conducted pursuant to a written Loan Policy which has been adopted by the Board of Directors of the bank.  Each loan officer has a defined lending authority.  Regardless of lending authority, individual loans over $350,000 are approved by the Bank’s Loan Committee, and individual loans over $250,000 are reviewed by the Bank’s Loan Committee.

Investment Portfolio

          The investment policy of Mt. Rainier Bank is an integral part of the overall asset/liability management of the Bank.  The Bank’s investment policy is to establish a portfolio which will provide liquidity necessary to facilitate making loans and to cover deposit fluctuations while at the same time achieving a satisfactory investment return on the funds invested.  The investment policy is reviewed annually by the Bank’s Board of Directors.  Mt. Rainier Bank stresses the following attributes for its investments:  capital protection, liquidity, yield, risk management and pledgeability.  With its implementation of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, Mt. Rainier Bank is required to classify its portfolio into three categories:  Held to Maturity, Trading Securities, and Available for Sale.

          Held to Maturity securities include debt securities that Mt. Rainier Bank has positive intent and ability to hold to maturity; these securities are reported at amortized cost.  As of December 31, 2000, Mt. Rainier Bank held no securities as Held to Maturity.

          Trading Securities include debt and equity securities that are purchased and held solely for the purpose of selling them in the short-term future for trading profits.  Trading Securities are reported at fair market value with unrealized gains and losses included in earnings.  As of December 31, 2000,  Mt. Rainier Bank held no securities as Trading Securities.

          Available for Sale securities include those which may be sold to implement the Bank’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors, and certain restricted equity securities.  These securities are reported at fair market value with unrealized gains and losses excluded from the earnings and reported as a separate component of shareholders’ equity.  All of Mt. Rainier Bank’s investment securities at December 31, 2000, were classified as Available for Sale.

          As a national bank and member of the Federal Reserve System, Mt. Rainier Bank is required to have $241,000 invested in Federal Reserve Bank Stock.  Also, as a member of the Federal Home Loan Bank, the Bank is required to keep $340,000 in stock.  This portion of Mt. Rainier Bank’s investment portfolio is not liquid.

Forward Looking Statement Disclosure

          In addition to historical information, this report may contain certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA).  This statement is included for the express purpose of availing the Holding Company of the protections of the safe harbor provisions of the PSLRA.  The forward-looking statements contained in this report are subject to factors, risks, and uncertainties that may cause actual results to differ materially from those projected.  Important factors that might cause such a material difference include, but are not limited to, those discussed in this report.  Such items that could cause actual results to differ materially from the forward looking statements in this report are:  general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; new legislation; vendor quality and efficiency; employee retention factors; rapidly changing technology and evolving banking industry standards; competitive standards; competitive factors, including increased competition with community, regional, and national financial institutions; fluctuating interest rate environments; and similar matters.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the statement.  The Holding Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.  Readers should carefully review the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission.

Statistical Information about the Company

          The following statistical information should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere herein.

The composition of the loan portfolio is summarized as follows:

LOAN PORTFOLIO – TYPES OF LOANS

	December 31, 2000		December 31, 1999
	Amounts	Percent of Total Loans	Amounts	Percent of Total Loans
	(dollars in thousands)
Commercial and Agricultural	$15,869	24.17%	$15,873	29.37%
Real Estate:
Construction	5,829	8.88%	5,117	9.46%
Mortgage	38,649	58.88%	28,251	52.27%
Consumer	5,295	8.07%	4,810	8.90%
Total Loans	$65,642	100.00%	$54,051	100.00%

LOAN PORTFOLIO – MATURITIES AND SENSITIVITIES ON LOANS

	One Year Or Less	Over One Through Five Years	Maturing After Five Years	TOTAL
	(in thousands)
	Amount	Fixed	Fixed
Commercial and Agricultural	$9,113	$5,741	$1,015	$15,869
Real Estate:	9,478	15,429	19,571	44,478
Consumer	1,229	3,486	580	5,295
Total	$19,820	$24,656	$21,166	$65,642

          There were no loans longer than one year having variable rates.

CREDIT RISK MANAGEMENT AND ALLOWANCE FOR CREDIT LOSSES

          Credit risk and exposure to loss are inherent parts of the banking business.  Management seeks to manage and minimize these risks through its loan and investment policies and loan review procedures.  Management establishes and continually reviews lending and investment criteria and approval procedures that it believes reflect the risk sensitive nature of Mt. Rainier Bank's operations.  The loan review procedures are designed to monitor adherence to established criteria and to ensure that on a continuing basis such standards are enforced and maintained.

          Management's objective in establishing lending and investment standards is to manage the risk of loss and provide for income generation through pricing policies.  To effectuate this policy, we have established specific terms and maturity schedules for each loan type, such as commercial, real estate, consumer, etc.

          The loan portfolio is regularly reviewed and management determines the amount of loans to be charged off.  In addition, such factors as Mt. Rainier Bank's previous loan loss experience, prevailing economic conditions, industry concentrations and the overall quality of the loan portfolio are considered.  While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as part of their examination process, periodically review the allowances for losses on loans and real estate owned.  Such agencies may require Mt. Rainier Bank to recognize additions to the allowances based on their judgments about information available at the time of their examinations.  In addition, any loan or portion of a loan that is classified as a 'loss' by regulatory examiners is charged-off.

          The allowance for credit losses is maintained at a level management considers adequate to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio.  The allowance is reduced by loans charged off and increased by provisions charged to earnings and recoveries on loans previously charged off.  The allowance is based on management's periodic evaluation of factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

          When information confirms that specific loans or portions of loans are uncollectible, these amounts are charged off against the allowance for credit losses.  The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; Mt. Rainier Bank has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; the estimated fair value of the collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.

          The allowance for credit losses is viewed by management as a single, unallocated allowance available for all loans.  Rules and formulas relative to the adequacy of the allowance, although useful as guidelines to management, are not rigidly applied.  The allowance for credit losses at December 31, 2000, was $700,000, or 1.07% of loans outstanding.  The allowance for credit losses at year end 1999 was $607,000 or 1.12% of loans outstanding.  The following table presents data related to Mt. Rainier Bank's allowance for credit losses for the twelve months ended December 31, 2000 and 1999:

          SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION

	Year Ended December 31, 2000	Year Ended December 31, 1999
	(dollars in thousands)
Allowance for loan losses (beginning of period)	$607	$618

Loans charged off:
Commercial and agricultural	0	0
Real estate construction	0	0
Real estate mortgage	0	0
Consumer	0	(16)
Total	0	(16)

Recoveries of loans previously charged off: Commercial and agricultural	0	0
Real estate construction	0	0
Real estate mortgage	0	0
Consumer	0	5
Total	0	5
Net loans charged off	0	(11)
Provision for possible loan losses	93	0
Allowance for possible loan losses (end of period)	700	607
Loans outstanding:
Average	$61,675	$48,022
End of period	65,642	54,051
Ratio of allowance for loan loss to total loans outstanding
Average	1.13%	1.26%
End of period	1.07%	1.12%
Ratio of net charge-offs to average loans outstanding
	0.00%	0.02%

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES BY LOAN CLASSIFICATION

          Management does not normally allocate the allowance for credit losses to specific loan categories.  An allocation to major categories is made for presentation purposes only.  This allocation does not necessarily measure anticipated future credit losses; rather it seeks to measure management’s current assessment of perceived credit loss exposure and the impact of current and anticipated economic conditions.

          The allocation of the allowance is presented based in part on evaluations of past history and composition of the loan portfolio.  Since these factors are subject to change, the current allocation of the allowance is not necessarily indicative of the breakdown of future losses.

	December 31, 2000	December 31, 1999
Percent of categories to total end of period loans:
Commercial and agricultural	24.17%	29.37%
Real estate construction	8.88%	9.46%
Real estate mortgage	58.88%	52.27%
Consumer	8.07%	8.90%
Total	100.00%	100.00%

RISK ELEMENTS – NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

          The following table sets forth information regarding non-performing loans of Mt. Rainier Bank on the dates indicated.  Accrual of interest is discontinued when there is reasonable doubt as to the full, timely collection of interest or principal.  When a loan becomes contractually past due 90 days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on non-accrual status.  When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income.  Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable.  Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest.  Restructured loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty.  Interest is generally accrued on such loans in accordance with the new terms.

	2000
	90 Days or More Past Due	Non-accrual	Restructured	Lost Interest
	(dollars in thousands)
Commercial and Agricultural	$0	$17	$0	$0
Real Estate	0	0	0	N/A
Consumer	0	0	0	N/A
Total	$0	$17	$0	$0

	1999
	90 Days or More Past Due	Non-accrual	Restructured	Lost Interest
	(dollars in thousands)
Commercial and Agricultural	$0	$0	$0	N/A
Real Estate	0	0	0	N/A
Consumer	0	0	0	N/A
Total	$0	$0	$0	N/A

INVESTMENT SECURITIES PORTFOLIO

          The following table presents the composition and carrying value of Mt. Rainier Bank’s investment portfolio at December 31, 2000 and 1999, and the dollar and percentage changes of each investment category.

	December 31, 2000	December 31, 1999	Dollar Change	Percentage Change
	(dollars in thousands)
US Treasury securities	$2,018	$5,646	($3,628)	-64.26%
US Government and agency securities	12,488	13,256	(768)	-5.79%
Mortgage backed securities	5,643	7,338	(1,695)	-23.10%
Municipal bonds	297	244	53	21.72%
Federal Home Loan Bank and Federal Reserve Stock	581	559	22	3.94%
Total	$21,027	$27,043	($6,016)	-22.25%

          The carrying value of investment securities and the maturities and yield information on the investment portfolio is as follows:

	December 31, 2000
	One Year Or Less		Over One Through Five Years		Over Five Through Ten Years		Over Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury Securities	$503	6.62%	$1,515	6.08%	$0	0%	$0	0%
US Government and Agency Securities	5,987	5.62%	6,501	6.12%	0	0%	0	0%
Mortgage Backed Securities	565	6.95%	5,078	6.86%	0	0%	0	0%
Municipal Bonds [1]	0	0%	259	4.52%	38	5.50%	0	0%
Total	$7,055		$13,353		$38		$0
Weighted Average Yield		5.80%		6.36%		5.50%		0%

(1)   Yields have not been calculated on a tax-equivalent basis.

DEPOSITS

          Mt. Rainier Bank’s primary sources of funds are interest-bearing deposits.  The following table sets forth the distribution of Mt. Rainier Bank’s deposit accounts at the date indicated.

	December 31, 2000		December 31, 1999
	Average Amounts	Average Rate Paid	Average Amounts	Average Rate Paid
	(dollars in thousands)
Non-interest bearing demand	$14,377	0.00%	$13,140	0.00%
Interest-bearing demand	26,351	3.04%	26,759	2.77%
Savings	10,095	2.21%	10,355	2.40%
Certificates of deposit	23,150	5.68%	19,608	4.88%
Certificates of deposit over $100,000	9,205	6.13%	7,991	5.13%
Total	$83,178	4.22%	$77,853	3.64%

          At December 31, 2000, the scheduled maturities of certificates of deposit were:

	December 31, 2000
	Less Than $100,000	$100,000 or More
Maturity in:	(dollars in thousands)
Three months or less	$6,078	$4,181
Over three months through six months	5,278	2,755
Over six months through twelve months	10,477	4,764
Over twelve months	5,326	1,785
Total	$27,159	$13,485

          The following ratios applicable to the Holding Company are among those commonly used in analyzing bank holding companies:

	Year Ended December 31,
	2000	1999
Return on Average Assets	0.96%	0.80%
Return on Average Equity	8.63%	7.17%
Dividend Payout Ratio	0%	0%
Average Equity to Average Assets Ratio	11.17%	11.13%

          At December 31, 2000, and December 31, 1999, neither Mt. Rainier Bank nor the Holding Company had any short-term borrowings.

          The matching of assets and liability may be analyzed by examining the extent to which such assets and liabilities are interest rate sensitive and by monitoring an institution’s interest rate sensitivity “gap”.  An asset or liability is interest rate sensitive within a specific time period if it will reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-bearing assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period.  A gap is considered positive when the amount of interest rate sensitive assets maturing within a specific time frame exceeds the amount of interest sensitive liabilities maturing within that same time frame.  If negative, the reverse is true.

The following table represents an interest rate sensitivity analysis at December 31, 2000.

GAP ANALYSIS

	Total Within One Year	One Year to Five Years	Over Five Years
	(dollars in thousands)
Rate Sensitive Assets:
Loans	$19,820	$24,656	$21,166
Investments	7,055	13,353	38
Interest Bearing Deposits	7,338
Total	$34,213	$38,009	$21,204

Rate Sensitive Liabilities:
Savings, NOW and Interest Checking	$33,858
Time Deposits	33,533	7,111
Total	$67,391	$7,111	$0

Interest Sensitive Gap	($33,178)	$30,898	$21,204

          Currently, Mt. Rainier Bank’s interest sensitivity gap is negative within one year.  Assuming that general market interest rate changes affected the repricing of assets and liabilities in equal magnitudes, this indicates that the effect of rising interest rates on the Holding Company would be a decrease in the net interest margin, whereas falling interest rates would cause a corresponding increase in margin.

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
AND INTEREST YIELDS

          The following table sets forth the average balance sheets of Mountain Bank Holding Company for the past two years along with an analysis of net interest earnings for each major category of interest earning assets and interest bearing liabilities, the average rate paid in each category, and net yield on earning assets.  Average non-accrual loans were $21 in 2000 and $65 in 1999.  Loan fees of $357 in 2000 and $350 in 1999 are included in interest income.

	2000			1999
	Average Balance	Interest Earned/ Expense	Annualized Yield/ Rate	Average Balance	Interest Earned/ Expense	Annualized Yield/ Rate
	(dollars in thousands)
ASSETS
Interest earning assets:
Loans	$61,675	$5,925	9.6%	$48,022	$4,694	9.8%
Investments	24,083	1,460*	6.1%	27,182	1,559*	5.7%
Federal funds sold and deposits in banks	1,760	110	6.3%	5,960	293	4.9%
Total interest earning assets	87,518	$7,495	8.6%	81,164	$6,546	8.1%
Non-interest earning assets:
Cash and due from banks	3,503			3,470
Premises and equipment	3,462			3,410
Other assets	895			734
Allowance for possible credit losses	(642)			(611)
TOTAL ASSETS	$94,736			$88,167

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$26,351	$801	3.0%	$26,759	$742	2.8%
Savings	10,095	223	2.2%	10,355	249	2.4%
Certificates of deposit	23,150	1,315	5.7%	19,608	956	4.9%
Certificates of deposit over $100,000	9,205	564	6.1%	7,991	410	5.1%
Total interest bearing deposits	$68,801	$2,903	4.2%	$64,713	$2,357	3.6%

Federal funds purchased	$475	$30	6.3%	$0	$0	0%
Other borrowings	41	3	7.3%	42	3	7.1%
Total interest bearing liabilities	$69,317	$2,936	4.2%	$64,755	$2,360	3.6%

Non-interest bearing liabilities:
Demand deposits	$14,377			$13,140
Other liabilities	464			457
Shareholders’ equity	10,578			9,815
TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$94,736			$88,167

Net interest income		$4,559			$4,186

Net interest margin			5.2%			5.2%

*Tax equivalent basis

CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES

          The change in interest due to both volume and yield has been allocated to volume and yield changes in proportion to the relationship of the absolute dollar amount of the change in each amount.

	2000			1999
Net Change	Volume	Yield	Yield
	(dollars in thousands)
Loans	$1,231	$1,313	($82)	$253	$414	($161)
Investments	(99)	(184)	85	120	204	(84)
Federal Funds Sold	(183)	(247)	64	(3)	31	(34)
Total	$949	$882	$67	$370	$649	($279)
Interest Bearing Demand	$59	($11)	$70	($60)	$35	($95)
Savings	(26)	(6)	(20)	(1)	36	(37)
Certificates of deposit	359	188	171	(9)	92	(101)
Certificates of deposit over $100,000	154	68	86	(68)	(19)	(49)
Total	$546	$239	$307	($138)	$144	($282)
Fed Funds Purchased	$30	$30	$0	$0	$0	$0
Other Borrowings	$0	$0	$0	($1)	$0	($1)
Total	$576	$269	$307	($139)	$144	($283)
Net Interest Income	$373	$613	($240)	$509	$505	$4

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

MOUNTAIN BANK HOLDING COMPANY

General

          As a bank holding company, we are subject to the Bank Holding Company Act of 1956, as amended, which places us under the supervision of the Board of Governors of the Federal Reserve.  We must file annual reports and provide other information to the Federal Reserve, and we are subject to periodic examination by the Federal Reserve.

BANK HOLDING COMPANY REGULATION

          In general, the Bank Holding Company Act limits bank holding company business to owning or controlling banks and engaging in other banking-related activities.  Bank holding companies must obtain the Federal Reserve Board’s approval before they: (1) acquire control (i.e., 5% or more) of the voting shares of a bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of any additional banks.  Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve Board to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain activities deemed financial in nature, such as securities brokerage and insurance underwriting.

          Control of Nonbanks.  With certain exceptions, the Bank Holding Company Act prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve Board determines that the activities of such company are incidental or closely related to the business of banking.

          Control Transactions.  The Change in Bank Control Act of 1978, as amended, requires a person (or group of persons acting in concert) acquiring "control" of a bank holding company to provide the Federal Reserve Board with 60 days’ prior written notice of the proposed acquisition.  Following receipt of this notice, the Federal Reserve Board has 60 days (or up to 90 days if extended) within which to issue a notice disapproving the proposed acquisition.  In addition, any "company" must obtain the Federal Reserve Board’s approval before acquiring 25% (5% if the "company" is a bank holding company) or more of the outstanding shares or otherwise obtaining control over Mountain Bank Holding.

TRANSACTIONS WITH AFFILIATES

          Mountain Bank Holding and Mt. Rainier Bank are affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an affiliate.   It also requires all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate.  The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

REGULATION OF MANAGEMENT

          Federal law sets forth the circumstances under which officers or directors of a financial institution may be removed by the institution’s federal supervisory agency; places restraints on lending by an institution to its executive officers, directors, principal stockholders, and their related interests; and prohibits management personnel from serving as a director or in other management positions with another financial institution which has assets exceeding a specified amount or which has an office within a specified geographic area.

TIE-IN ARRANGEMENTS

          Mountain Holding Company and Mt. Rainier Bank cannot participate in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services.  For example, with certain exceptions, neither the Company nor the Bank may condition an extension of credit on either a requirement that the customer obtain additional services provided by either of us or an agreement by the customer to refrain from obtaining other services from a competitor.

STATE LAW RESTRICTIONS

          As a Washington business corporation, we are subject to certain limitations and restrictions under applicable Washington corporate law.  In addition, although Mt. Rainier Bank is a national bank and therefore primarily regulated by the Office of the Comptroller of the Currency, Washington banking laws may restrict certain activities of the Bank.

MT. RAINIER NATIONAL BANK

General

          Mt. Rainier Bank, as a national banking association, is subject to regulation and examination by the Office of the Comptroller of the Currency.  The federal laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans.  The laws and regulations governing Mt. Rainier Bank generally have been promulgated to protect depositors and not to protect stockholders of Mountain Bank Holding Company or Mt. Rainier National Bank.

Community Reinvestment

          The Community Reinvestment Act requires the Comptroller to evaluate a financial institution’s record in meeting the credit needs of its local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks.  These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

Insider Credit Transactions

          Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to insiders—executive officers, directors, principal shareholders, and their related interests.  Extensions of credit to insiders must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with non-insiders.  Also, extensions of credit to insiders must not involve more than the normal risk of repayment or present other unfavorable features.

Safety and Soundness Standards

          Under the Federal Deposit Insurance Corporation Improvement Act of 1991, each federal banking agency has prescribed noncapital safety and soundness standards for institutions under its authority.  These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation.  We believe that Mt. Rainier Bank meets all such standards, and therefore, do not believe that these regulatory standards materially affect our business operations.

INTERSTATE BANKING AND BRANCHING

          The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits nationwide interstate banking and branching under certain circumstances.  This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases.  Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has “opted out.”  The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

          Under recent Federal Deposit Insurance Corporation regulations, banks are prohibited from using their interstate branches primarily for deposit production.  The Federal Deposit Insurance Corporation has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

          Washington has "opted in" to the Interstate Act and allows in-state banks to merge with out-of-state banks subject to certain aging requirements.  With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Washington may not establish de novo branches in Washington or establish and operate a branch by acquiring a branch in Washington.

DEPOSIT INSURANCE

          The deposits of Mt. Rainier Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation.  All insured banks are subject to semi-annual deposit insurance premium assessments.

          The Federal Deposit Insurance Corporation has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the Bank Insurance Funds.  Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

DIVIDENDS

          The principal source of Mountain Bank Holding Company’s cash revenues is dividends received from Mt. Rainier Bank.  The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice.  In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements.  Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither the Holding Company nor Mt. Rainier Bank is currently subject to any regulatory restrictions on its dividends.

CAPITAL ADEQUACY

          Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks.  If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

          The Federal Deposit Insurance Corporation and the Federal Reserve use risk-based capital guidelines for banks and bank holding companies.  These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.  Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.  The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum.  The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

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

          Financial institutions are assigned to one of five regulatory capital categories.  The category assigned depends on their total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors.  Institutions which are deemed to be "undercapitalized" are subject to certain mandatory supervisory corrective actions.  We do not believe that these regulations have any material effect on our operations.

FINANCIAL SERVICES MODERNIZATION

          The laws and regulations that affect banks and bank holding companies recently underwent significant changes as a result of the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act of 1999.  Generally, the act (i) repealed the historical restrictions on preventing banks from affiliating with securities firms, (ii) provided a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provided an enhanced framework for protecting the privacy of consumers’ information and (v) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

          Bank holding companies may now engage in a wider variety of financial activities than permitted under previous law, particularly insurance and securities activities.  In addition, in a change from previous law, a bank holding company may be owned, controlled or acquired by any company engaged in financially related activities, so long as such company meets certain regulatory requirements.  The act also permits national banks (and certain state banks), either directly or through operating subsidiaries, to engage in certain non-banking financial activities.

          We do not believe that the act will negatively affect our operations or those of Mt. Rainier Bank.   However, to the extent the act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation.  This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets currently served by the Holding Company and Mt. Rainier Bank.

EFFECTS OF GOVERNMENT MONETARY POLICY

          The earnings and growth of the Company are affected by general economic conditions, and by the fiscal and monetary policies of the federal government, particularly the Federal Reserve.  The Federal Reserve implements national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits.  We cannot predict with certainty the nature and impact of future changes in monetary policies and their impact on Mountain Bank Holding Company and Mt. Rainier National Bank.

ITEM 7.   DESCRIPTION OF PROPERTY

          Mt. Rainier Bank’s main office is in an office building located in Enumclaw, Washington, at 501 Roosevelt Avenue, in an office building owned by the Bank.  The facility has 10,275 square feet with two drive-up windows, an automated teller machine (ATM), and a night depository.  The premises are fully equipped and include teller counters, key drawers, safe, safe deposit boxes, signs and alarm equipment.

          On February 6, 1995, Mt. Rainier Bank opened its Buckley Branch located at 29290 Highway 410, Buckley, Washington.  The facility has 3,100 square feet, a two-lane drive up, an ATM and a night depository.

          On January 26, 1998, Mt. Rainier Bank opened its Black Diamond Branch located at 31329 Third Avenue, Black Diamond, Washington.  The facility has 3,100 square feet, a two-lane driveup, an ATM and a night depository.

          On November 16, 1998, Mt. Rainier Bank opened its Auburn Branch located at 1436 Auburn Way So, Auburn, Washington.  The facility has approximately 2,624 square feet, a two-lane driveup, and includes an ATM and a night depository.

          Mt. Rainier Bank owns all of the facilities described above.

          Mt. Rainier Bank also owns approximately 20,246 square feet of commercial property located south of the intersection of Maple Valley-Black Diamond Road and 225th Avenue SE in Maple Valley, Washington.  This property is intended for a Mt. Rainier National Bank branch which is expected to open in late 2001 or early 2002.

ITEM 8.        DIRECTORS AND EXECUTIVE OFFICERS OF THE  REGISTRANT

          Information regarding “Directors and Executive Officers” of the Company is incorporated by reference from the Company’s 2001 Annual Proxy Statement (“Proxy Statement”) under the captions “INFORMATION WITH RESPECT TO NOMINEES AND DIRECTORS WHOSE TERMS CONTINUE” and “MANAGEMENT”.

ITEM 9.        REMUNERATION OF DIRECTORS AND OFFICERS

          Information regarding “Remuneration of Directors and Officers” of the Company is incorporated by reference from the Company’s Proxy Statement under the captions “INFORMATION WITH RESPECT TO NOMINEES AND DIRECTORS WHOSE TERMS CONTINUE – Compensation of Directors” and “EXECUTIVE COMPENSATION”.

ITEM 10.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SHAREHOLDERS

          Information regarding “Security Ownership of Management and Certain Shareholders” of the Company is incorporated by reference from the Company’s Proxy Statement under the captions “INFORMATION WITH RESPECT TO NOMINEES AND DIRECTORS WHOSE TERMS CONTINUE” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.

ITEM 11.    INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

          Information regarding “Interest of Management and Others in Certain Transactions” of the Company is incorporated by reference from the Company’s Proxy Statement under the caption “TRANSACTIONS WITH MANAGEMENT”.

PART II

Item 1.  Market Price of and Dividends on the Registrant’s Common Equity

Market Information

          No broker makes a market in the Holding Company’s common stock, and trading has not been extensive.  Trades that have occurred cannot be characterized as amounting to an active market.  The stock is traded by individuals on a personal basis and is not listed on any exchange or traded on the over-the-counter market.  Due to the limited information available, the following price information may not accurately reflect the actual market value of the shares.  The following data includes trades between individual investors.  It does not include new issuances of stock, the exercise of stock options or shares issued under the Employee Stock Purchase Plan.

Period	# of Shares	Price
	Traded	Range¹
1999	41,628	$8.75 to $9.00
2000	44,930	$9.00 to $11.00

1.  Adjusted to reflect a two-for-one stock split effective April 24, 2000.

          On November 9, 2000, the Company offered for sale 75,000 shares of no par value common stock at a subscription price of $11.00 per share.  The offering was successfully completed on January 12, 2001.

          At December 31, 2000, stock options for 233,000 shares of Mountain Bank Holding Company common stock were outstanding.  See Note 11 of the audited financial statements for additional information.

Number of Equity Holders

          As of January 31, 2001, there were 1,004 holders of record of the Company’s common stock.

Stock Dividends

          Dividends, when and if paid, will be subject to determination and declaration by the Board of Directors, which will take into account the financial condition of Mt. Rainier Bank and the Holding Company, results of operations, tax considerations, industry standards, economic conditions and other relevant factors.  The ability of the Holding Company to pay dividends in the future will depend primarily upon the earnings of Mt. Rainier Bank and its ability to pay dividends to the Holding Company.

Payment of Dividends

          The principal source of the Holding Company’s cash revenues is dividends received from Mt. Rainier Bank.  The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice.  In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements.  Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither we nor Mt. Rainier Bank are currently subject to any regulatory restrictions on our dividends.

Item 2.  Legal Proceedings

          There are no material pending legal proceedings to which we or Mt. Rainier Bank are a party or of which any of our properties are subject; nor are there material proceedings known to us to be contemplated by any governmental authority; nor are there material proceedings known to us, pending or contemplated, in which any director, officer or affiliate or any principal security holder, or any associate of any of the foregoing, is a party or has an interest adverse to us or Mt. Rainier Bank.

Item 3.  Changes in and Disagreements with Accountants

          There has not been a change in either the Company or the Bank’s independent accountants during the two most recent fiscal years.

Item 4.  Submission of Matters to a Vote of Security Holders

          During the fourth quarter of the year ended December 31, 2000, no matters were submitted to the security holders through the solicitation of proxies or otherwise.

Item 5.  Compliance with Section 16(a) of the Exchange Act

          The Company has adopted procedures to assist its directors and executive officers with Section 16(a) of the Securities Exchange Act, which includes assisting the officer or director in preparing forms for filing with the Securities Exchange Commission.  Based on the review of such forms, the Company believes that all of its executive officers and directors complied with all filing requirements applicable to them in 2000.

Item 6.  Reports on Form 8-K

          There were no reports filed on Form 8-K during the last quarter of the period ending December 31, 2000

Mountain

Bank

Holding

Company

And

Subsidiary

Consolidated

Financial

Report

December 31

2000

Contents

Independent Auditors’ Report

Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Supplementary Information

Average Balances and Net Interest Income

Independent Auditors’ Report

Board of Directors
Mountain Bank Holding Company
Enumclaw, Washington

We have audited the accompanying consolidated balance sheets of Mountain Bank Holding Company and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mountain Bank Holding Company and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/ Knight Vale & Gregory PLLC

Tacoma, Washington
January 15, 2001

Consolidated

Financial

Statements

Consolidated Balance Sheets

(Dollars in Thousands)

Mountain Bank Holding Company and Subsidiary
December 31, 2000 and 1999

	2000	1999
Assets
Cash and due from banks	$3,947	$3,240
Interest bearing deposits in banks	7,338	3,563
Securities available for sale	21,027	27,043
Loans held for sale	536	294
Loans	65,642	54,051
Allowance for credit losses	700	607
Net loans	64,942	53,444
Premises and equipment	3,544	3,345
Accrued interest receivable	623	536
Other assets	184	276
Total assets	$102,141	$91,741

Liabilities
Deposits:
Demand	$15,075	$14,678
Savings and interest-bearing demand	33,858	37,526
Time	40,644	29,042
Total deposits	89,577	81,246

Accrued interest payable	306	194
Note payable	40	42
Other liabilities	68	97

Total liabilities	89,991	81,579

Commitments and Contingencies	- -	- -

Shareholders’ Equity
Common stock (no par value); authorized 10,000,000 shares;
issued and outstanding: 2000 - 1,945,136 shares; 1999 - 924,013 shares	973	924
Paid-in capital	7,543	6,785
Retained earnings	3,616	2,703
Accumulated other comprehensive income (loss)	18	(250)
Total shareholders’ equity	12,150	10,162

Total liabilities and shareholders’ equity	$102,141	$91,741

See notes to consolidated financial statements.

Consolidated Statements of Income

(Dollars in Thousands, Except Per Share Amounts)

Mountain Bank Holding Company and Subsidiary
Years Ended December 31, 2000 and 1999

	2000	1999
Interest Income
Loans	$5,927	$4,694
Deposits in banks	110	293
Investment income:
Taxable	1,442	1,538
Tax-exempt	12	14
Total interest income	7,491	6,539

Interest Expense
Deposits	2,903	2,357
Federal funds purchased	31	- -
Note payable	3	3
Total interest expense	2,937	2,360

Net interest income	4,554	4,179

Provision for Credit Losses	93	- -

Net interest income after provision for credit losses	4,461	4,179

Non-Interest Income
Service charges on deposit accounts	529	476
Origination fees and gains on mortgage loans sold	187	113
Loss on sale of securities available for sale	(3)	- -
Other	235	207
Total non-interest income	948	796

Non-Interest Expenses
Salaries	1,903	1,780
Employee benefits	321	343
Occupancy	248	206
Equipment	355	424
Other	1,205	1,208
Total non-interest expenses	4,032	3,961

Income before income taxes	1,377	1,014

Income Taxes	464	310

Net income	$913	$704

Earnings Per Share
Basic	$.49	$.39
Diluted	.47	.36

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

(Dollars in Thousands)

Mountain Bank Holding Company and Subsidiary
Years Ended December 31, 2000 and 1999

					Accumulated
	Shares of				Other
	Common	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 1998	907,482	$907	$6,694	$1,999	$91	$9,691

Comprehensive income:
Net income	- -	- -	- -	704	- -	704
Other comprehensive income, net of tax:
Unrealized loss on securities,
net of reclassification adjustment	- -	- -	- -	- -	(341)	(341)
Comprehensive income						363

Sale of common stock under
employee stock purchase plan	1,532	2	18	- -	- -	20
Exercise of stock options	14,999	15	64	- -	- -	79
Tax benefit from exercise of
stock options	- -	- -	9	- -	- -	9

Balance at December 31, 1999	924,013	924	6,785	2,703	(250)	10,162

Comprehensive income:
Net income	- -	- -	- -	913	- -	913
Other comprehensive income,
net of tax:
Unrealized gain on securities,
net of reclassification
Adjustment	- -	- -	- -	- -	268	268
Comprehensive income						1,181

2-for-1 stock split	924,013	- -	- -	- -	- -	- -
Sale of common stock under
employee stock purchase plan	1,732	1	14	- -	- -	15
Exercise of stock options	26,664	13	54	- -	- -	67
Sale of common stock	68,714	35	678	- -	- -	713
Tax benefit from exercise of
stock options	- -	- -	12	- -	- -	12

Balance at December 31, 2000	1,945,136	$973	$7,543	$3,616	$18	$12,150

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

Mountain Bank Holding Company and Subsidiary
Years Ended December 31, 2000 and 1999

	2000	1999
Cash Flows from Operating Activities
Net income	$913	$704
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	93	- -
Depreciation and amortization	342	466
Deferred federal income tax benefit	(24)	- -
Loss on sales of securities available for sale	3	- -
Gains on loans sold	(109)	(82)
Originations of loans held for sale	(9,339)	(6,639)
Proceeds from sales of loans	9,206	7,102
(Increase) decrease in accrued interest receivable	(87)	(6)
Decrease in accrued interest payable	112	(21)
Other – net	(27)	(25)
Net cash provided by operating activities	1,083	1,499

Cash Flows from Investing Activities
Net (increase) decrease in interest-bearing deposits in banks	(3,775)	6,983
Activity in securities available for sale:
Purchases	(1,071)	(13,388)
Maturities, prepayments and calls	6,475	10,739
Sales	999	- -
Increase in loans made to customers, net of principal collections	(11,591)	(9,277)
Additions to premises and equipment	(537)	(436)
Net cash used in investing activities	(9,500)	(5,379)

Cash Flows from Financing Activities
Net increase in deposits	8,331	3,653
Net proceeds from issuance of stock	795	99
Repayment of note payable	(2)	(1)
Net cash provided by financing activities	9,124	3,751

Net change in cash and due from banks	707	(129)

Cash and Due from Banks
Beginning of year	3,240	3,369

End of year	$3,947	$3,240

Supplemental Disclosures of Cash Flow Information
Interest paid	$2,824	$2,381
Income taxes paid	440	466

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Unrealized gain (loss) on securities available for sale, net of tax	$268	($341)
Tax benefit from exercise of stock options	12	9

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary
December 31, 2000 and 1999

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

The Bank operates four branches and has a customer base centered in and around Southeastern King County and Northeastern Pierce County, Washington.  The Bank’s primary source of revenue is providing loans to customers, who are predominantly small and middle-market businesses and middle-income individuals.  Its primary funding source is deposits from businesses and individuals in its market area.

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

Certain prior year amounts have been reclassified to conform to the 2000 presentation.  All dollar amounts, except per share information, are stated in thousands.

Securities Available for Sale

Securities available for sale consist of debt securities which may be sold to implement the Bank’s asset/liability management strategies and in response to changes in interest rates and similar factors, and certain equity securities.  Securities available for sale are reported at fair value.  Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of shareholders' equity entitled “accumulated other comprehensive income (loss).”  Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings.  Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity.

Declines in the fair value of individual securities available for sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value.  Such write-downs are included in earnings as realized losses.

Loans Held for Sale

Mortgage and government guaranteed loans originated for sale in the secondary market are carried at the lower of cost or estimated market value.  Net unrealized losses are recognized through a valuation allowance established by charges to income.

Loans

Loans are stated at the amount of unpaid principal, reduced by allowance for credit losses.  Interest on loans is accrued daily based on the principal amount outstanding.

Generally the accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest, unless they are well secured and in the process of collection.  When interest accrual is discontinued, all unpaid accrued interest is reversed against current income.  If management determines that the ultimate collectibility of principal is in doubt, cash receipts on nonaccrual loans are applied to reduce the principal balance.

Allowance for Credit Losses

The allowance for credit losses is maintained at a level considered adequate to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio.  The allowance is reduced by loans charged off, and increased by provisions charged to earnings and recoveries on loans previously charged off.  The allowance is based on management's periodic evaluation of factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, the estimated value of any underlying collateral, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged off against the allowance for credit losses.  The existence of some or all of the following criteria will generally confirm that a loss has been incurred:  the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; the Bank has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; the estimated fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.

When management determines that it is probable that a borrower will be unable to repay all amounts due according to the terms of the loan agreement, including scheduled interest payments, the loan is considered impaired.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls are generally not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed.  The amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, when the primary source of repayment is provided by real estate collateral, at the fair value of the collateral less estimated selling costs.

A provision for credit losses, which is a charge against income, is added to the allowance for credit losses based on quarterly assessments of the loan portfolio. While management has attributed the allowance for credit losses to various loan portfolio segments, the allowance is general in nature and is available for the loan portfolio in its entirety.

The ultimate recovery of all loans is susceptible to future market factors beyond the Company's control.  These factors may result in losses or recoveries differing significantly from those provided for in the financial statements.

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

Cash and Cash Equivalents

For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “Cash and due from banks.”  The Bank maintains its cash in depository institution accounts which, at times, may exceed federally insured limits.  The Bank has not experienced any losses in such accounts.

Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method, in accordance with APB No. 25, Accounting for Stock Issued to Employees.  Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.  However, the required pro forma disclosures of the effects of all options granted on or after January 1, 1995 have been provided in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding.  The diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company’s stock option plans.

Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), which requires that an entity report and display comprehensive income in a financial statement that is displayed with the same prominence as other financial statements.  Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  With regard to the Company, comprehensive income includes the net income reported in the statements of income and any changes in fair value of securities available for sale, reported as a component of shareholders’ equity.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value.  Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge.  Those methods must be consistent with the entity’s approach to managing risk.  This statement is effective for all fiscal years beginning after June 15, 2000.  The Bank had no derivatives as of December 31, 2000, nor does the Bank engage in any hedging activities.  The Bank does not anticipate that the adoption of SFAS No. 133 will have a material effect on its financial position or results of operations.

Note 2 - Restricted Assets

Federal Reserve Board regulations require maintenance of minimum reserve balances with the Federal Reserve Bank.  The amounts of such balances for the years ended December 31, 2000 and 1999 were $344 and 300, respectively.

Note 3 - Debt and Equity Securities

Debt and equity securities have been classified according to management’s intent.

The carrying amounts of securities and their approximate fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale

December 31, 2000
U.S. Treasury securities	$2,008	$10	$- -	$2,018
U.S. Government and agency securities	12,499	20	31	12,488
Mortgage-backed securities	5,617	31	5	5,643
Municipal bonds	295	2	- -	297
Federal Home Loan Bank and
Federal Reserve Bank stock	581	- -	- -	581
	$21,000	$63	$36	$21,027
December 31, 1999
U.S. Treasury securities	$5,668	$3	$25	$5,646
U.S. Government and agency securities	13,499	- -	243	13,256
Mortgage-backed securities	7,453	1	116	7,338
Municipal bonds	244	- -	- -	244
Federal Home Loan Bank and
Federal Reserve Bank stock	559	- -	- -	559
	$27,423	$4	$384	$27,043

The carrying amount and approximate market value of debt securities at December 31, 2000 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Due in one year or less	$7,064	$7,055
Due in one to five years	13,317	13,353
Due in five years or more	38	38
	$20,419	$20,446

Securities with a carrying value of $1,001 and $1,003 at December 31, 2000 and 1999, respectively, were assigned or pledged to secure public deposits, certain short-term borrowings, and for other purposes as required by law.

Note 4 - Loans

Loans at December 31 consist of the following:

	2000	1999
Commercial and agricultural	$15,869	$15,873
Real estate:
Residential 1-4 family	16,395	14,379
Commercial	22,254	13,872
Construction	5,829	5,117
Consumer	5,295	4,810
	$65,642	$54,051

Changes in the allowance for credit losses for the years ended December 31 are as follows:

	2000	1999
Balance at beginning of year	$607	$618
Provision for credit losses	93	- -
Charge-offs	- -	(16)
Recoveries	- -	5
Net charge-offs	- -	(11)

Balance at end of year	$700	$607

Following is a summary of information pertaining to impaired loans:

	2000	1999
December 31
Impaired loans without a valuation allowance	$17	$- -
Impaired loans with a valuation allowance	- -	- -

Total impaired loans	$17	$- -

Valuation allowance related to impaired loans	$- -	$- -

Years Ended December 31
Average investment in impaired loans	$21	$65
Interest income recognized on a cash basis on impaired loans	- -	14

Note 4 - Loans (concluded)

At December 31, 2000, there were no commitments to lend additional funds to borrowers whose loans have been modified.  There were no loans 90 days and over past due still accruing interest at December 31, 2000 or 1999.

At December 31, 2000 and 1999, certain officers and directors, or companies in which they have 10% or more beneficial interest, were indebted to the Bank in the aggregate amount of $4,074 and $2,976, respectively.  During 2000 advances of $1,895 were made, and repayments totaled $797.

Note 5 - Premises and Equipment

The components of premises and equipment at December 31 are as follows:

	2000	1999
Land	$1,111	$832
Buildings	2,494	2,491
Equipment, furniture and fixtures	1,835	1,873
Total cost	5,440	5,196
Less accumulated depreciation	1,896	1,851
	$3,544	$3,345

Note 6 - Deposits

The aggregate amount of certificates of deposit with a minimum denomination of one hundred thousand dollars is approximately $13,485 and $8,126 at December 31, 2000 and 1999, respectively.

At December 31, 2000, the scheduled maturities of certificates of deposit are as follows:

2001	$33,532
2002	6,405
2003	256
2004	97
2005 and thereafter	354
$40,644

Note 7 - Note Payable

The note payable is secured by land, and is payable at $1 monthly, including interest of 8%.  Future principal maturities are $2 annually through 2005, and $30 thereafter.

Note 8 - Income Taxes

The components of the provision for income taxes are as follows at December 31:

	2000	1999
Current	$488	$310
Deferred benefit	(24)	- -
Income taxes	$464	$310

The effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 follows:

	2000	1999
Deferred Tax Assets
Allowance for credit losses	$219	$187
Deferred compensation	12	11
Accumulated depreciation	27	32
Unrealized loss on securities available for sale	- -	129
Other	4	1
Total deferred tax assets	262	360

Deferred Tax Liabilities
Cash basis tax accounting	52	78
Deferred income	201	166
Unrealized gain on securities available for sale	9	- -
Total deferred tax liabilities	262	244

Net deferred tax assets	$- -	$116

The following is a reconciliation between the statutory and effective federal income tax rates for the years ended December 31:

	2000		1999
		Percent of		Percent of
		Pre-tax		Pre-tax
	Amount	Income	Amount	Income
Income tax at statutory rate	$469	34.0%	$345	34.0%
Increase (decrease) resulting from:
Tax-exempt income	(4)	(.2)	(8)	(.8)
Other	(1)	(.1)	(27)	(2.6)

Total income tax expense	$464	33.7%	$310	30.6%

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  A summary of the Bank’s commitments is as follows:

	2000	1999
Commercial and agriculture	$6,750	$4,787
Real estate	2,959	2,163
Credit cards	3,200	2,381
	$12,909	$9,331

Outstanding commitments under letters of credit totaled $627 and $653 at December 31, 2000 and 1999, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank’s experience has been that approximately 80% of loan commitments are drawn upon by customers.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the party.  Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

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

The Bank has agreements with commercial banks for lines of credit totaling approximately $3,800, and a credit line with the Federal Home Loan Bank totaling 10% of assets.  The Bank has entered into a blanket pledge agreement with the Federal Home Loan Bank to secure this credit line.  These lines were not drawn upon at December 31,  2000 or 1999.

On February 13, 1997, the Company entered into a settlement agreement with the Bank’s former president whereby the Company agreed to pay $155 for a three-year noncompete agreement and other benefits.  In addition, the executive agreed to forfeit stock options for 20,000 fully vested shares at an option price of $5 per share.  Amortization of this non-compete agreement totaled $4 and $52 for the years ended December 31, 2000 and 1999, respectively.

Note 10 - Concentration of Credit Risk

The Bank has credit risk exposure, including off-balance-sheet credit risk exposure, as disclosed in Notes 4 and 9.  The ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region.  The Bank generally requires collateral on all real estate loans and typically maintains loan-to-value ratios of no greater than 75%.  Loans are generally limited, by federal and state banking regulations, to 15% of the Bank’s shareholders’ equity, excluding accumulated other comprehensive income (loss).  The Bank, as a matter of practice, generally does not extend credit to any single borrower or group of related borrowers in excess of $1,250.

The contractual amounts of credit related financial instruments such as commitments to extend credit, credit card arrangements, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

Investments in state and municipal securities involve governmental entities within the Bank’s market area.  Letters of credit were granted primarily to commercial borrowers.

Note 11 - Stock Option Plans

Director Plans

The 1990 Director Stock Option Plan grants a director an option to purchase 12,000 shares of common stock upon initial election to the Board of Directors at an exercise price equal to the fair market value of the common stock at the date of grant.  Options are exercisable on a cumulative basis in annual installments of one-third each on the third, fourth and fifth anniversary of the date of grant.  A total of 120,000 shares of the Company’s common stock were reserved for option under this plan, of which 108,000 options at $2.50 per share were granted on June 13, 1990, to expire on June 13, 2005.  All of these options granted are fully vested at December 31, 2000.

The 1999 Director Stock Option Plan grants a director an option to purchase shares of common stock at an exercise price which must be no less than the greater of the fair market value of the common stock or the net book value of the common stock at the time of grant.  A total of 40,000 shares of the Company’s common stock were reserved for option under this plan, of which 32,000 options at $11.00 per share were granted November 21, 2000, expiring on November 21, 2015; none of these options granted are vested at December 31, 2000.

Employee Plans

In 1990 and 1999, the Company adopted plans providing for granting certain key employees options to purchase common stock.  Under the terms of the plans, options are incentive stock options (as defined in the Internal Revenue Code).  The option price will be fair market value at the date of grant or a price determined by the Board of Directors, but not less than fair value.  Options are exercisable on a cumulative basis in annual installments of one-third each on the third, fourth and fifth anniversary of the date of grant.  Pursuant to these plans, 200,000 shares are reserved for option as of December 31, 2000, of which 43,000 shares are available for future grant.

The Company has adopted the disclosure-only provisions of SFAS No. 123, but applies APB Opinion No. 25 in accounting for its plans.  If the Company had elected to recognize compensation cost for stock options issued subsequent to December 31, 1994 based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:

	2000	1999
Net income:
As reported	$913	$704
Pro forma	817	638
Earnings per share:
Basic:
As reported	$.49	$.39
Pro forma	.44	.35
Diluted:
As reported	.47	.36
Pro forma	.43	.33

The fair value of each option grant is estimated on the date of grant, based on the Black-Scholes option pricing model and using the following weighted-average assumptions:

	2000	1999
Dividend yield	- -%	- -%
Expected life	10 to 15 years	10 years
Risk-free interest rate	5.91%	6.16%

The weighted average fair value of options granted during 2000 and 1999 was $4.64 and $4.00, respectively.

A summary of the status of the Company’s stock option plans as of December 31, 2000 and 1999, and changes during the years ending on those dates, is presented below:

	2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	231,164	$9.70	218,664	$3.65
Granted	36,000	10.78	53,500	8.82
Exercised	(26,664)	2.50	(29,998)	2.68
Forfeited	(7,500)	8.93	(11,002)	6.31

Outstanding at end of year	233,000	$5.90	231,164	$4.85

Options exercisable at year-end	115,998		128,664

The following information summarizes information about stock options outstanding and exercisable at December 31, 2000:

		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$2.50 - $3.13	100,000	3.8	$2.53	100,000	$2.53
5.50 -6.50	45,000	6.5	6.17	15,998	6.06
8.75 - 11.00	88,000	10.8	9.60	- -	- -

Note 12 - Profit Sharing Plan

The Bank’s defined contribution profit sharing plan covers substantially all employees who have completed one year or more of service.  Employees are eligible to defer up to 22% of their gross salary, with employer contributions to the Plan made at the discretion of the Board of Directors.  The Bank’s contributions for the years ended December 31, 2000 and 1999 totaled $36 and $31, respectively.

Note 13 - Deferred Compensation Agreement

In 1993 the Bank established a deferred compensation agreement with a director under which the director will defer his director fees.  At retirement he will receive a benefit of $1 per month for 120 months.  The accrued liability related to this agreement totaled $37 and $31 at December 31, 2000 and 1999, respectively.  Expenses associated with this plan were $6 and $5 in 2000 and 1999, respectively.  The Bank has also purchased a whole-life insurance policy on the director, which may be used to fund benefits under the deferred compensation agreement.

Note 14 - Employee Stock Purchase Plan

Effective July 1, 1995, the Company adopted an employee stock purchase plan whereby eligible employees can purchase common stock at the lesser of the stock’s fair market value at the beginning or the end of the plan year.  The aggregate number of shares reserved under this plan is 40,000.  No employee can purchase more than 200 shares of common stock valued at more than $25 per share in any plan year; 866 and 1,532 shares were issued at a price of $12.50 per share for the years ended December 31, 2000 and 1999, respectively.

Note 15 - Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can cause certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements.  Under capital adequacy guidelines of the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined).

As of December 31, 2000, the most recent notification from the Bank’s regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

					To be Well Capitalized Under Prompt Corrective Action

			Capital Adequacy
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2000
Tier 1 capital (to average assets):
Consolidated	$12,132	12.29%	$3,950	4.00%	N/A	N/A
Bank	12,050	12.20	3,950	4.00	$4,937	5.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	12,132	17.53	2,768	4.00	N/A	N/A
Bank	12,050	17.41	2,768	4.00	4,153	6.00
Total capital:
Consolidated	12,832	18.54	5,537	8.00	N/A	N/A
Bank	12,750	18.42	5,537	8.00	6,921	10.00

December 31, 1999
Tier 1 capital (to average assets):
Consolidated	$10,408	11.80%	$3,527	4.00%	N/A	N/A
Bank	10,273	11.65	3,527	4.00	$4,408	5.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	10,408	17.93	2,322	4.00	N/A	N/A
Bank	10,273	17.69	2,322	4.00	3,483	6.00
Total capital:
Consolidated	11,015	18.97	4,645	8.00	N/A	N/A
Bank	10,881	18.74	4,645	8.00	5,806	10.00

Management believes, as of December 31, 2000, that the Company and the Bank meet all capital requirements to which they are subject.

Restrictions on Retained Earnings

National banks can initiate dividend payments in a given year, without prior regulatory approval, equal to net profits, as defined, for that year plus retained net profits for the preceding two years.  The Bank can distribute as dividends to the parent company approximately $2,173 as of December 31, 2000 without regulatory approval.

Note 16 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - December 31

	2000	1999
Assets
Cash	$82	$31
Investment in the Bank	12,068	10,022
Due from subsidiary	- -	37
Other assets	- -	72

Total assets	$12,150	$10,162

Shareholders’ Equity	$12,150	$10,162

Condensed Statements of Income - Years Ended December 31

Operating Expenses	($163)	($192)

Loss before income taxes and equity
in undistributed income of subsidiary	(163)	(192)

Income Tax Benefit	(55)	(65)

Loss before equity in
undistributed income of subsidiary	(108)	(127)

Equity in Undistributed Income of Subsidiary	1,021	831

Net income	$913	$704

Condensed Statements of Cash Flows - Years Ended December 31

	2000	1999
Cash Flows from Operating Activities
Net income	$913	$704
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of covenant not to compete	4	52
Equity in undistributed income of subsidiary	(1,021)	(831)
Decrease in receivable from subsidiary	37	90
Other	79	(156)
Net cash provided by (used in) operating activities	12	(141)

Cash Flows from Investing Activities

Investment in subsidiary	(756)	- -

Cash Flows from Financing Activities
Proceeds from issuance of common stock	795	99

Net change in cash	51	(42)

Cash
Beginning of year	31	73

End of year	$82	$31

Note 17 - Other Expenses

Other expenses include the following amounts which are in excess of 1% of the total of interest income and non-interest income for the years ended December 31:

	2000	1999
Professional fees	$86	$87
Data processing	442	402
Office supplies and expenses	103	110
Business taxes	50	81

Note 18 - Earnings Per Share Disclosures

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2000
Basic earnings per share:
Net income	$913	1,862,398	$.49
Effect of dilutive securities:
Options	- -	84,346	(.02)
Diluted earnings per share:
Net income	$913	1,946,744	$.47

Year Ended December 31, 1999

Basic earnings per share:
Net income	$704	1,827,496	$.39
Effect of dilutive securities:
Options	- -	104,892	(.02)
Diluted earnings per share:

Net income	$704	1,932,388	$.37

The number of shares shown for “options” is the number of incremental shares that would result from exercise of options and use of the proceeds to repurchase shares at the average market price during the year.

Note 19 - Capital Offering

On November 7, 2000, the Company offered for sale 75,000 shares of its no par value common stock at a subscription price of $11.00 per share.  As of December 31, 2000, 68,714 shares had been sold under this offering.  The remaining shares offered were sold in early January 2001.

Note 20 - Stock Split

On March 28, 2000, the Board of Directors announced a two-for-one stock split payable to shareholders of record as of April 10, 2000.  In connection with the stock split, the par value of the Company’s common stock was changed from $1.00 per share to no par value and the number of authorized shares was increased from 5 million to 10 million.  The average number of common shares outstanding, and the earnings per share information for the year ended December 31, 1999 have been adjusted to show the effect of the stock split.  In addition, the prior period stock option information in Note 11 has likewise been restated to show the effect of the split.

Note 21 - Comprehensive Income

Net unrealized gains and losses include, net of tax, $267 of unrealized gains arising during 2000 and $340 of unrealized losses arising during 1999, less reclassification adjustments of $3 and $1 for gains included in net income in 2000 and 1999, respectively, as follows:

	Before-	Tax
	Tax	Benefit	Net-of-Tax
	Amount	(Expense)	Amount
2000
Unrealized holding gains arising during the year	$404	($137)	$267
Reclassification adjustments for losses realized in net income	3	(2)	1

Net unrealized gains	$407	($139)	$268

1999
Unrealized holding losses arising during the year	($517)	$177	($340)
Reclassification adjustments for gains realized in net income	(1)	- -	(1)

Net unrealized losses	($518)	$177	($341)

Note 22 - Fair Values of Financial Instruments

The estimated fair values of the Bank’s financial instruments at December 31 were as follows:

	2000		1999
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks, and
interest bearing deposits in
Banks	$11,285	$11,285	$6,803	$6,803
Securities available for sale	21,027	21,027	27,043	27,043
Loans receivable	64,942	63,462	53,444	51,947
Loans held for sale	536	536	294	294
	$97,790	$96,310	$87,584	$86,087
Financial Liabilities
Deposits	$89,577	$89,845	$81,278	$81,388
Long-term borrowings	40	40	42	42
	$89,617	$89,885	$81,320	$81,430

Supplementary

Information

Average Balances and Net Interest Income

(Dollars in Thousands)

Mt. Rainier National Bank
Years Ended December 31, 2000 and 1999

	2000			1999
	Interest	Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	(Expenses)	Rate	Balance	(Expenses)	Rate
Interest Earning Assets
Loans	$61,675	$5,925	9.6%	$48,022	$4,694	9.8%
Investment securities:
Taxable	23,839	1,442	6.0	26,895	1,538	5.7
Tax-exempt	244	18*	7.4	287	21*	7.3
Total investment securities	24,083	1,460	6.1	27,182	1,559	5.7
Federal funds sold and interest
bearing deposits in banks	1,760	110	6.3	5,960	293	4.9
Total interest earning assets/
interest income	87,518	7,495	8.6%	81,164	6,546	8.1%
Cash and due from banks	3,503			3,470
Premises and equipment – net	3,462			3,410
Other assets	895			734
Allowance for credit losses	(642)			(611)
Total assets	$94,736			$88,167

Interest Bearing Liabilities
Deposits:
Savings and interest bearing
Demand	$36,446	(1,024)	2.8%	$37,114	(991)	2.7%
Time	32,355	(1,879)	5.8	27,599	(1,366)	4.9
Total deposits	68,801	(2,903)	4.2	64,713	(2,357)	3.6
Federal funds purchased	475	(30)	6.3	- -	- -	- -
Other borrowings	41	(3)	7.3	42	(3)	7.1
Total interest bearing liabilities/
interest expense	69,317	(2,936)	4.2%	64,755	(2,360)	3.6%
Demand deposits	14,377			13,140
Other liabilities	464			457
Shareholders’ equity	10,578			9,815
Total liabilities and
shareholders’ equity	$94,736			$88,167
Net interest income		$4,559			$4,186
Net Interest Income as a Percentage
of Average Earning Assets
Interest income			8.6%			8.1%
Interest expense			3.4			2.9
Net interest income			5.2%			5.2%

*  Tax equivalent basis

PART III
EXHIBITS

Exhibit No. Description
3.1	Amended and Restated Articles of Incorporation of the registrant (1)
3.2	Amended and Restated By-laws of the registrant
3.3	Amendment to the By-laws dated February 16, 2001
10.1	Mt. Rainier National Bank 1990 Employee Stock Option Plan (1)
10.2	Mt. Rainier National Bank 1990 Director Stock Option Plan (1)
10.3	Mountain Bank Holding Company 1995 Employee Stock Purchase Plan (1)
10.4	Mountain Bank Holding Company 1999 Employee Stock Option Plan (1)
10.5	(Text) 1999 Employee Stock Option Agreement (1)
10.6	Mountain Bank Holding Company 1999 Director Stock Option Plan (1)
10.7	(Text) 1999 Director Stock Option Agreement (1)

(1) Incorporated by reference to Exhibit 3.1 of the Company’s quarterly report on Form 10Q for the quarter ended June 30, 2000.

.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2001.

Mountain Bank Holding Company

By: /s/
Roy T. Brooks, Chairman of the Board & CEO

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of February, 2001.

By: /s/
Roy T. Brooks, Chairman of the Board & CEO
(Principal Executive Officer)

By: /s/
Sheila M. Brumley, CFO & Secretary to the Board
(Principal Accounting Officer)

By: /s/	By: /s/
Susan K. Bowen-Hahto, Director	Brian W. Gallagher, Director

By: /s/	By: /s/
Michael K. Jones, Director	Barry C. Kombol, Director

By: /s/	By: /s/
Steve W. Moergeli, Director	John W. Raeder, Director

By: /s/	By: /s/
Garrett S. Van Beek, Director	Hans R. Zurcher, Director