Form 10QSB
period 2001-03-31
MOUNTAIN BANK HOLDING CO
filed 2001-04-30
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from ________________ to ____________________

Commission File Number :  0-28394

MOUNTAIN BANK HOLDING COMPANY
(Exact Name of Small Business Issuer as Specified in Its Charter)

WASHINGTON	91-1602736
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

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

Yes ☒      No ☐

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,955,422   (March 31, 2001)

Transitional Small Business Disclosure Format:  Yes ☒     No ☐

PART I - Financial Information

Item 1.  Financial Statements

             The following Consolidated Financial Statements are presented for the Registrant, Mountain Bank Holding Company, and its wholly owned subsidiary, Mt. Rainier National Bank.

Consolidated Balance Sheets for March 31, 2001, and December 31, 2000
Consolidated Statements of Income for the three months ended March 31, 2001 and 2000
Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2001 and 2000
Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000
Notes to consolidated financial statements

PART II - Other Information

Item 4 Submission of Matters to a Vote of Security Holders
Item 6 Exhibits and Reports on Form 8-K
Signatures

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS  (Unaudited)

	March 31,	December 31,
	2001	2000
	(in thousands)
Assets
Cash and due from banks	$3,906	$3,947
Federal funds sold and interest bearing deposits in banks	13,103	7,338
Securities available for sale	21,643	20,446
Federal Home Loan Bank and Federal Reserve Bank Stock	609	581
Loans held for sale	1,168	536

Loans	65,759	65,642
Less allowance for possible credit losses	(709)	(700)
Loans, net	65,050	64,942

Premises and equipment	3,478	3,544
Accrued interest receivable	524	623
Other assets	210	184
Total assets	$109,691	$102,141

Liabilities
Deposits:
Non-interest bearing	$14,332	$15,075
Savings and interest-bearing demand	39,933	33,858
Time	42,432	40,644
Total deposits	96,697	89,577
Accrued interest payable	357	306
Long-term debt	40	40
Other liabilities	129	68
Total liabilities	97,223	89,991

Commitments and Contingencies	-	-

Shareholders' Equity
Common stock (no par value); authorized 10,000,000
shares; issued and outstanding: 2001 - 1,955,422 shares;
2000 -1,945,136 shares	978	973
Paid-in capital	7,617	7,543
Retained earnings	3,782	3,616
Accumulated other comprehensive income	91	18
Total shareholders' equity	12,468	12,150

Total liabilities and shareholders' equity	$109,691	$102,141

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
	2001	2000
	(in thousands, except per share data)
Interest Income
Loans	$1,517	$1,373
Securities available for sale	308	390
Federal funds sold and interest bearing deposits in banks	137	25
Total interest income	1,962	1,788

Interest Expense
Deposits	917	638
Note Payable	1	1
Total interest expense	918	639

Net interest income	1,044	1,149

Provision for credit losses	9	14

Net interest income after provision for credit losses	1,035	1,135

Noninterest income
Service charges on deposit accounts	131	126
Origination fees and gains on loans sold	127	31
Commission income on sale of non-deposit products	23	18
Gain(loss) on sales of securities available for sale	2	(3)
Other	46	42
Total noninterest income	329	214

Noninterest expense
Salaries and employee benefits	657	564
Occupancy and equipment	139	144
Other	317	299
Total noninterest expenses	1,113	1,007

Income before income taxes	251	342

Income taxes	(85)	(113)

Net income	$166	$229

Per share data:
Basic earnings per share	$0.09	$0.12
Diluted earnings per share	$0.08	$0.12
Weighted average number of common shares outstanding, including dilutive stock options	2,056,336	1,954,672

Return on average assets	0.64%	1.00%

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income(Loss)	Total
Balance at December 31, 1999	$924	$6,785	$2,703	$(250)	$10,162

Comprehensive income:
Net income	-	-	229	-	229
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale, net of reclassification adjustment				(235)	(235)

Comprehensive Loss					229

Balance at March 31, 2000	$924	$6,785	$2,932	$(485)	$10,156

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance at December 31, 2000	$973	$7,543	$3,616	$18	$12,150

Sale of Common Stock	$3	$66			69

Exercise of Options	$2	$8			10

Comprehensive income:
Net income	-		166		166
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale, net of reclassification adjustment				73	73

Comprehensive Income					166

Balance at March 31, 2001	$978	$7,617	$3,782	$91	$12,468

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS   (Unaudited)

	Three Months Ended
	March 31,
	2001	2000
	(in thousands)

Net income	$166	$229
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible credit losses	9	14
Depreciation	83	90
(Gain)loss on sales of securities available for sale	(2)	3
Amortization, net of accretion	11	17
Gain on loans sold	(127)	(31)
Originations of loans held for sale	(7,207)	(1,602)
Proceeds from sales of loans	6,702	1,633
Other	147	284
Net cash provided by(used in) operating activities	(218)	637

Cash Flows from Investing Activities
Net (increase)decrease in Federal funds sold	(5,765)	1,401
Purchase of securities available for sale	(7,000)	(1,002)
Proceeds from maturities and sales of securities available for sale	5,877	3,068
Increase in loans, net of principal collections	(117)	(5,814)
Additions to premises and equipment	(17)	(34)
Net cash used in investing activities	(7,022)	(2,381)

Cash Flows from Financing
Net increase in deposits	7,120	2,520
Repayment of note payable	-	(1)
Common stock sold	79	-
Net cash provided by financing activities	7,199	2,519

Net increase(decrease) in cash	(41)	775

Cash and due from Banks
Beginning of period	3,947	3,240
End of period	$3,906	$4,015

Supplemental Disclosures of Cash Flow Information
Interest paid	$867	$614
Income taxes paid	$85	$113

Supplemental Schedule of Non-Cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	73	(235)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

             The unaudited consolidated financial statements include the accounts of Mountain Bank Holding Company (the Company) and its wholly owned subsidiary, Mt. Rainier National Bank (the Bank).  The consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with general practice within the banking industry.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Significant intercompany transactions and amounts have been eliminated.  In the opinion of management, all adjustments (consisting only of recurring accruals) necessary for a fair presentation are reflected in the financial statements.  Reference is hereby made to the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.  The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 2001.

Note 2 – Stock Dividend

             On March 27, 2001, the Board of Directors announced a 5% (1 share for every 20 owned) stock dividend payable to shareholders of record as of June 15, 2001.

Note  3 - Earnings Per Common Share

             Basic earnings per share are based on the average number of common shares outstanding, assuming no dilution.  Diluted earnings per common share are computed assuming the exercise of stock options.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended March 31, 2001
Basic earnings per share:
Net Income	$166	1,951,426	$0.09
Effect of dilutive securities:
Options	-	104,297	(.01)
Diluted earnings per share:
Net Income	$166	2,056,336	$0.08

Three months ended March 31, 2000
Basic earnings per share:
Net Income	$229	1,848,026	$0.12
Effect of dilutive securities:
Options	-	106,646	-0-
Diluted earnings per share:
Net Income	$229	1,954,672	$0.12

PART II - Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

(a)         Mountain Bank Holding Company’s Annual Shareholders’ Meeting was held on March 27, 2001.

(b)        A brief description of each matter voted upon at the Annual Shareholders’ Meeting held on March 27, 2001, and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee for office is presented below:

1)          Election of  (4) Directors for terms expiring in 2004 or until their successors have been elected and qualified.
Director:
Barry C. Kombol
Votes cast for:	1,244,100
Votes cast against:	524
Votes withheld:	0

John W. Raeder
Votes cast for:	1,207,795
Votes cast against:	36,829
Votes withheld:	0

J.B. Rupert
Votes cast for:	1,196,026
Votes cast against:	48,598
Votes withheld:	0

Garrett S. VanBeek
Votes cast for:	1,196,492
Votes cast against:	48,132
Votes withheld:	0

             The following directors are continuing in office:

Directors with terms expiring in 2002:
Brian W. Gallagher
Michael K. Jones, Sr.
Hans R. Zurcher

Directors with terms expiring in 2003:
Roy T. Brooks
Susan K. Bowen-Hahto
Steve W. Moergeli

2)          Ratification of the appointment of Knight Vale & Gregory PLLC, Certified Public Accountants, as the independent auditors for the Company and its subsidiaries for the 2001 fiscal year.
Votes cast for:	1,238,204
Votes cast against:		0
Votes withheld:	6,420

(c)         None

Item 6.  Exhibits and Reports on Form 8-K

(a)         Reports on Form 8-K:

             None

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOUNTAIN BANK HOLDING COMPANY
(Registrant)

Dated: April 24, 2001	/s/ Roy T. Brooks
Roy T. Brooks, President and Chief Executive Officer

Dated: April 24, 2001	/s/ Sheila Brumley
Sheila Brumley, Chief Financial Officer