Form 10QSB
period 2001-06-30
MOUNTAIN BANK HOLDING CO
filed 2001-08-02
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from___________to___________

Commission File Number :0-28394

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

Yes       ☒         No        ☐

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,067,401 (June 30, 2001)

Transitional Small Business Disclosure Format:          Yes       ☒         No        ☐

PART I - Financial Information

Item 1.  Financial Statements

          The following Consolidated Condensed Financial Statements are presented for the Registrant, Mountain Bank Holding Company, and its wholly owned subsidiary, Mt. Rainier National Bank.

Consolidated Condensed Balance Sheets as of June 30, 2001, and December 31, 2000

Consolidated Condensed Statements of Income for the six months and the three months ended June 30, 2001 and 2000

Consolidated Condensed Statements of Shareholders’ Equity for the six months ended June 30, 2001 and 2000

Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2001 and 2000

Notes to consolidated condensed financial statements

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	June 30, 2001	December 31, 2000

	(in thousands)
Assets
Cash and due from banks	$3,300	$3,947
Interest bearing deposits in banks	11,338	7,338
Securities available for sale	25,543	20,446
Federal Home Loan Bank and Federal Reserve Bank Stock	615	581
Loans held for sale	830	536

Loans	66,244	65,642
Less allowance for possible credit losses	(729)	(700)

Loans, net	65,515	64,942

Premises and equipment	3,493	3,544
Accrued interest receivable	626	623
Other assets	97	184

Total assets	$111,357	$102,141

Liabilities
Deposits:
Non-interest bearing	$14,458	$15,075
Savings and interest-bearing demand	39,210	33,858
Time	44,555	40,644

Total deposits	98,223	89,577

Accrued interest payable	337	306
Long-term debt	39	40
Other liabilities	11	68

Total liabilities	98,610	89,991

Shareholders' Equity
Common stock (no par value); authorized 10,500,000 shares; issued and outstanding: 2001 - 2,067,401 shares; 2000 -1,945,136 shares	1,034	973
Paid-in capital	8,687	7,543
Retained earnings	2,940	3,616
Accumulated other comprehensive income	86	18

Total shareholders' equity	12,747	12,150

Total liabilities and shareholders' equity	$111,357	$102,141

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

	(in thousands, except per share data)		(in thousands, except per share data)
Interest Income
Loans	$1,535	$1,460	$3,052	$2,833
Securities available for sale	329	367	637	757
Federal Funds sold and interest bearing deposits	122	8	259	33

Total interest income	1,986	1,835	3,948	3,623

Interest Expense
Deposits	902	677	1,819	1,315
Other borrowed money	-	20	-	20
Note payable	1	1	2	2

Total interest expense	903	698	1,821	1,337

Net interest income	1,083	1,137	2,127	2,286

Provision for credit losses	(27)	(26)	(36)	(40)

Net interest income after provision for credit losses	1,056	1,111	2,091	2,246

Noninterest income
Service charges on deposit accounts	132	138	263	264
Origination fees and gains on loans sold	136	24	263	55
Commission income on sale of non-deposit products	39	12	62	30
Gain(loss) on sales of securities available for sale	-	-	2	(3)
Other	52	45	98	87

Total noninterest income	359	219	688	433

Noninterest expense
Salaries and employee benefits	589	509	1,246	1,073
Occupancy and equipment	136	141	275	285
Other	330	308	647	607

Total noninterest expense	1,055	958	2,168	1,965

Income before income taxes	360	372	611	714

Income taxes	(120)	(126)	(205)	(239)

Net income	$240	$246	$406	$475

Per share data:
Basic earnings per share	$0.12	$0.13	$0.20	$0.24
Diluted earnings per share	$0.11	$0.12	$0.19	$0.23
Weighted average number of common shares outstanding, including dilutive stock options	2,168,139	2,055,620	2,161,734	2,051,715

Return on average assets	0.90%	1.06%	0.76%	1.03%

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 1999	$924	$6,785	$2,703	$(250)	$10,162

Sale of common stock under employee stock purchase plan	1	14	-	-	15

Exercise of Options	3	12	-	-	15

Comprehensive income:
Net income			475	-	475
Other comprehensive loss, net of tax:
Unrealized loss on securities, net of reclassification adjustment				(53)	(53)

Comprehensive Income					422

Balance at June 30, 2000	$928	$6,811	$3,178	$(303)	$10,614

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain	Total
Balance at December 31, 2000	$973	$7,543	$3,616	$18	$12,150

Sale of common stock under employee stock purchase plan	1	15	-	-	16

Exercise of Options	8	32	-	-	40

Sale of Common Stock	3	66			69

5 % stock dividend	49	1,031	(1,082)		(2)

Comprehensive income:
Net income			406	-	406
Other comprehensive income, net of tax:
Unrealized gain on securities, net of reclassification adjustment				68	68

Comprehensive Income					474

Balance at June 30, 2001	$1,034	$8,687	$2,940	$86	$12,747

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,

	2001	2000
	(in thousands)

Net income	$406	$475
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	29	40
Depreciation	165	172
(Gain)loss on sales of securities available for sale	(2)	3
Amortization, net of accretion	38	29
Gain on loans sold	(263)	(55)
Originations of loans held for sale	(14,687)	(2,295)
Proceeds from sales of loans	14,656	2,644
Other	9	(1)

Net cash provided by operating activities	351	1,012

Cash Flows from Investing Activities
Net (increase)decrease in interest bearing deposits	(4,000)	3,563
Purchase of securities available for sale and Federal Reserve Bank Stock	(14,938)	(1,007)
Proceeds from maturities and sales of securities available for sale	9,886	3,969
Increase in loans, net of principal collections	(602)	(8,320)
Additions to premises and equipment	(114)	(335)

Net cash used in investing activities	(9,768)	(2,130)

Cash Flows from Financing
Net increase(decrease) in deposits	8,646	(559)
Increase in other borrowed money	-	1,664
Repayment of note payable	(1)	(1)
Common stock sold	125	30

Net cash provided by financing activities	8,770	1,134

Net increase(decrease) in cash	(647)	16

Cash and due from banks
Beginning of period	3,947	3,241

End of period	$3,300	$3,257

Supplemental Disclosures of Cash Flow Information
Interest paid	$1,790	$1,302
Income taxes paid	$240	$270

Supplemental Schedule of Non-Cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	68	(52)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

             The unaudited consolidated condensed financial statements include the accounts of Mountain Bank Holding Company (the Company) and its wholly owned subsidiary, Mt. Rainier National Bank (the Bank).  The consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with general practice within the banking industry.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Significant intercompany transactions and amounts have been eliminated.  In the opinion of management, all adjustments (consisting only of recurring accruals) necessary for a fair presentation are reflected in the financial statements.  Reference is hereby made to the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.  The results of operations for the six months ended June 30, 2001, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 2001.

Note 2 – Stock Dividend

             The Board of Directors declared a 5% (1 for every twenty owned) stock dividend payable to shareholders of record as of June 15, 2001.  All per share amounts contained in this filing have been adjusted to reflect this stock dividend.

Note  3 - Earnings Per Common Share

             Basic earnings per share are based on the average number of common shares outstanding, assuming no dilution.  Diluted earnings per common share are computed assuming the exercise of stock options.  All share amounts have been adjusted to show the effect of the 5% stock dividend discussed in Note 2.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Six months ended June 30, 2001
Basic earnings per share:
Net Income	$406	2,055,561	$0.20
Effect of dilutive securities:
Options	-	106,173	(.01)
Diluted earnings per share:
Net Income	$406	2,161,734	$0.19

Six months ended June 30, 2000
Basic earnings per share:
Net Income	$475	1,944,284	$0.24
Effect of dilutive securities:
Options	-	107,431	(.01)
Diluted earnings per share:
Net Income	$475	2,051,715	$0.23

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended June 30, 2001
Basic earnings per share:
Net Income	$240	2,061,966	$0.12
Effect of dilutive securities:
Options	-	106,173	(.01)
Diluted earnings per share:
Net Income	$240	2,168,139	$0.11

Three months ended June 30, 2000
Basic earnings per share:
Net Income	$246	1,948,189	$0.13
Effect of dilutive securities:
Options	-	107,431	(.01)
Diluted earnings per share:
Net Income	$246	2,055,620	$0.12

Item 6.  Exhibits and Reports on Form 8-K

 (a)        Reports on Form 8-K:

             None

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOUNTAIN BANK HOLDING COMPANY

(Registrant)

Dated: July 26, 2001	/s/ Roy T. Brooks
Roy T. Brooks, President and Chief Executive Officer

Dated: July 26, 2001	/s/ Sheila Brumley
Sheila Brumley, Chief Financial Officer