Form 10QSB
period 2001-09-30
MOUNTAIN BANK HOLDING CO
filed 2001-11-07
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒                     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                For the quarterly period ended September 30, 2001

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

Yes ☒      No☐

                State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
date:          2,067,401      (September 30, 2001)

Transitional Small Business Disclosure Format:  Yes☒   No☐

PART I - Financial Information

Item 1.  Financial Statements

                The following Consolidated Condensed Financial Statements are presented for the Registrant, Mountain Bank Holding Company, and its wholly owned subsidiary, Mt. Rainier National Bank.

Consolidated Condensed Balance Sheets as of September 30, 2001, and December 31, 2000

Consolidated Condensed Statements of Income for the nine months and the three months ended September 30, 2001 and 2000

Consolidated Condensed Statements of Shareholders’ Equity for the nine months ended September 30, 2001 and 2000

Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2001 and 2000

Notes to consolidated condensed financial statements

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS  (Unaudited)

	September 30, 2001	December 31, 2000
	(In thousands)

Assets
Cash and due from banks	$4,064	$3,947
Interest bearing deposits in banks	11,758	7,338
Securities available for sale	29,745	20,446
Federal Home Loan Bank and Federal Reserve Bank Stock	621	581
Loans held for sale	387	536

Loans	69,664	65,642
Less allowance for possible credit losses	(756)	(700)
Loans, net	68,908	64,942

Premises and equipment	3,409	3,544
Accrued interest receivable	656	623
Other assets	13	184
Total assets	$119,561	$102,141

Liabilities
Deposits:
Non-interest bearing	$16,245	$15,075
Savings and interest-bearing demand	42,032	33,858
Time	47,293	40,644
Total deposits	105,570	89,577
Accrued interest payable	343	306
Long-term debt	39	40
Other liabilities	453	68
Total liabilities	106,405	89,991

Shareholders' Equity
Common stock (no par value); authorized 10,500,000 shares; issued and outstanding: 2001 - 2,067,401 shares; 2000 - 1,872,422 shares	1,034	973
Paid-in capital	8,687	7,543
Retained earnings	3,131	3,616
Accumulated other comprehensive income	304	18
Total shareholders' equity	13,156	12,150

Total liabilities and shareholders' equity	$119,561	$102,141

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands, except per share data)		(in thousands, except per share data)
Interest Income
Loans	$1,541	$1,522	$4,593	$4,355
Securities available for sale	391	358	1,028	1,115
Federal Funds sold and interest bearing deposits	112	9	371	42
Total interest income	2,044	1,889	5,992	5,512

Interest Expense
Deposits	897	735	2,716	2,070
Other borrowed money	-	31	-	31
Note payable	-	-	2	2
Total interest expense	897	766	2,718	2,103

Net interest income	1,147	1,123	3,274	3,409

Provision for credit losses	(22)	(9)	(58)	(49)

Net interest income after provision for credit losses	1,125	1,114	3,216	3,360

Noninterest income
Service charges on deposit accounts	130	133	393	397
Origination fees and gains on loans sold	88	60	351	115
Commission income on sale of non-deposit products	31	18	93	48
Gain(loss) on sales of securities available for sale	1	-	3	(3)
Other	43	40	141	127
Total noninterest income	293	251	981	684

Noninterest expense
Salaries and employee benefits	663	593	1,909	1,666
Occupancy and equipment	158	166	433	451
Other	310	282	957	889
Total noninterest expense	1,131	1,041	3,299	3,006

Income before income taxes	287	324	898	1,038

Income taxes	(96)	(111)	(301)	(350)

Net income	$191	$213	$597	$688

Per share data:
Basic earnings per share	$0.09	$0.11	$0.29	$0.35
Diluted earnings per share	$0.09	$0.10	$0.28	$0.33
Weighted average number of common shares outstanding,including dilutive stock options	2,166,151	2,060,377	2,158,389	2,054,198

Return on average assets	0.90%	0.91%	0.76%	0.98%

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 1999	$924	$6,785	$2,703	$(250)	$10,162

Sale of common stock under employee stock purchase plan	1	14	-	-	15

Exercise of Options	11	46	-	-	57

Comprehensive income:
Net income			688	-	688
Other comprehensive loss, net of tax:
Unrealized loss on securities, net of reclassification adjustment				102	102

Comprehensive Income					790

Balance at September 30, 2000	$936	$6,845	$3,391	$(148)	$11,024
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain	Total
Balance at December 31, 2000	$973	$7,543	$3,616	$18	$12,150
Sale of common stock under employee stock purchase plan	1	15	-	-	16

Exercise of Options	8	32	-	-	40

Sale of Common Stock	3	66			69

5% stock dividend	49	1,031	(1,082)		(2)

Comprehensive income:
Net income			597	-	597
Other comprehensive income, net of tax:
Unrealized gain on securities, net of reclassification adjustment				286	286

Comprehensive Income					883

Balance at September 30, 2001	$1,034	$8,687	$3,131	$304	$13,156

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS   (Unaudited)

	Nine Months Ended September 30,
	2001	2000
	(in thousands)

Net income	$597	$688
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	58	49
Depreciation	255	253
(Gain)loss on sales of securities available for sale	(2)	3
Amortization, net of accretion	72	34
Gain on loans sold	(351)	(115)
Originations of loans held for sale	(18,643)	(5,561)
Proceeds from sales of loans	19,143	5,635
Other	411	(154)
Net cash provided by operating activities	1,540	832

Cash Flows from Investing Activities
Net (increase)decrease in interest bearing deposits	(4,420)	1,771
Purchase of securities available for sale and Federal Reserve Bank Stock	(23,546)	(1,013)
Proceeds from maturities and sales of securities available for sale	14,572	4,520
Increase in loans, net of principal collections	(4,024)	(9,571)
Additions to premises and equipment	(120)	(341)
Net cash used in investing activities	(17,538)	(4,634)

Cash Flows from Financing
Net increase(decrease) in deposits	15,993	3,737
Increase in other borrowed money	-
Repayment of note payable	(1)	(1)
Cash paid on fractional shares	(2)	-
Common stock sold	125	72
Net cash provided by financing activities	16,115	3,808

Net increase(decrease) in cash	117	6
`
Cash and due from banks
Beginning of period	3,947	3,240
End of period	$4,064	$3,246

Supplemental Disclosures of Cash Flow Information
Interest paid	$2,679	$2,021
Income taxes paid	$301	$350

Supplemental Schedule of Non-Cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	$286	$102
Stock dividend paid	$1,082	$-

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

                The unaudited consolidated condensed financial statements include the accounts of Mountain Bank Holding Company (the Company) and its wholly owned subsidiary, Mt. Rainier National Bank (the Bank).  The consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with general practice within the banking industry.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Significant intercompany transactions and amounts have been eliminated.  In the opinion of management, all adjustments (consisting only of recurring accruals) necessary for a fair presentation are reflected in the financial statements.  Reference is hereby made to the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.  The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 2001.

Note 2 – Consolidated Financial Statement Presentation

                The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices within the banking industry.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period.

Note 3 – Stock Dividend

                The Board of Directors declared a 5% (1 share for every twenty shares owned) stock dividend payable to shareholders of record as of June 15, 2001.  All per share amounts contained in this filing have been adjusted to reflect this stock dividend.

Note  4 - Earnings Per Common Share

                Basic earnings per share are based on the average number of common shares outstanding, assuming no dilution.  Diluted earnings per common share are computed assuming the exercise of stock options.  All share amounts have been adjusted to show the effect of the 5% stock dividend discussed in Note 3.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Nine months ended September 30, 2001
Basic earnings per share:
Net Income	$597	2,059,639	$0.29
Effect of dilutive securities:
Options	-	98,750	(.01)
Diluted earnings per share:
Net Income	$597	2,158,389	$0.28

Nine months ended September 30, 2000
Basic earnings per share:
Net Income	$688	1,947,411	$0.35
Effect of dilutive securities:
Options	-	106,787	(.02)
Diluted earnings per share:
Net Income	$688	2,054,198	$0.33

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended September 30, 2001
Basic earnings per share:
Net Income	$191	2,067,401	$0.09
Effect of dilutive securities:
Options	-	98,750	-0-
Diluted earnings per share:
Net Income	$191	2,166,151	$0.09
Three months ended September 30, 2000
Basic earnings per share:
Net Income	$213	1,957,295	$0.11
Effect of dilutive securities:
Options	-	103,182	(.01)
Diluted earnings per share:
Net Income	$213	2,060,377	$0.10

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits – None

(b)          There was a change in the Company’s independent accountants during the third quarter of 2001 as reported on a Form 8-K filed with the SEC on September 10, 2001.  This change was a result of the acquisition of the accounting firm which the Company has used since its inception.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOUNTAIN BANK HOLDING COMPANY
(Registrant)

/s/ Roy T. Brooks
Dated:	October 29, 2001	Roy T. Brooks, President and Chief Executive Officer

/s/ Sheila Brumley
Dated:	October 29, 2001	Sheila Brumley, Chief Financial Officer