Form 10KSB
period 2001-12-31
MOUNTAIN BANK HOLDING CO
filed 2002-03-06
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

☒         Annual report under Section 13 or 15(d) of the Securities

Exchange Act of 1934 (Fee required)

For the fiscal year ended December 31, 2001.

☐         Transition report under Section 13 or 15(d) of the Securities

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

Yes     ☒                No     ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB    ☐

State the issuer’s revenues for its most recent fiscal year:   $9,408,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:           at January 31, 2002 - $20,816,472

Number of shares of common stock outstanding as of January 31, 2001:  2,070,901

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated by reference into Part I of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format:       Yes    ☒    No     ☐

TABLE OF CONTENTS

Part I

(ITEMS 6-11, FORM 1-A, MODEL B)

ITEM 6.	DESCRIPTION OF BUSINESS
General

Description of Mt. Rainier National Bank
Mt. Rainier Bank
History
Business
Service Area
Employees
Competition
Products and Services
Marketing
Lending Activities
Investment Portfolio
Forward Looking Statement Disclosure
Statistical Information About Mountain Bank Holding
Loan Portfolio
Credit Risk Management and Allowance for Credit Losses
Loan Loss Experience
Allocation of the Allowance for Credit Losses By Loan Classification
Risk Elements — Non-Accrual, Past Due and Restructured Loans
Investment Securities Portfolio
Deposits
GAP Analysis
Distribution of Average Assets, Liabilities and Shareholders’ Equity & Interest Yields
Changes in Interest Income and Expense Volume and Rate Variances
Supervision and Regulation
Significant Changes in Banking Laws and Regulations
Mountain Bank Holding Company
Bank Holding Company Regulation
Transactions with Affiliates
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

Part II

(ITEMS 1-6, FORM 1-A, MODEL B)

Part F/S

FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Part III

EXHIBITS

EXHIBITS

SIGNATURES

SIGNATURES

FORM 10-KSB AMENDMENT NO. 2

TRANSITIONAL SMALL BUSINESS ISSUER

DISCLOSURE PURSUANT TO ALTERNATIVE 2

PART I

(ITEMS 6-11, MODEL B, FORM 1-A)

ITEM 6.  DESCRIPTION OF BUSINESS

General

                Mountain Bank Holding Company (“Mountain Bank Holding”) is a Washington corporation formed in 1993 primarily to hold all of the Common Stock of Mt. Rainier National Bank (“Mt. Rainier Bank”), a National Banking Association organized under the laws of the United States.  Mt. Rainier Bank provides personal and commercial banking and related financial services at its main office located at 501 Roosevelt Avenue, Enumclaw, Washington, at its branch offices located in Buckley, Washington, at 29290 Highway 410, and located in Black Diamond, Washington, at 31329 Third Avenue, and located in Auburn, Washington, at 1436 Auburn Way South.  Mountain Bank Holding is regulated by the Federal Reserve Board (the “FRB”) under the Bank Holding Company Act of 1956, as amended.  A bank holding company is generally defined as a company that has direct or indirect control of a bank.  Mountain Bank Holding qualifies as a bank holding company because it owns one hundred percent (100%) of the outstanding securities of Mt. Rainier Bank.  At December 31, 2001, Mountain Bank Holding reported on a consolidated basis total assets of $125,881,000, total deposits of $112,111,000, and shareholders’ equity of $13,303,000.

Mountain Bank Holding’s strategy is to capitalize on its investment in Mt. Rainier Bank through continued growth in Mt. Rainier Bank’s assets, deposits and earnings, and creation of long-term value for Company shareholders by pursuing the following:

—                                   Monitoring and improving the credit quality of Mt. Rainier Bank’s existing asset base;

—                                   Concentrating on expense control, interest spread maximization and marketing of fee-based products, as well as maintaining adequate liquidity and capital levels;

—                                   Emphasizing close working relationships between Mt. Rainier Bank’s senior management, directors, loan officers and commercial customers; and

—                                   Focusing on training programs to ensure that management and staff have knowledge necessary to serve customers and remain in compliance with all legal and regulatory obligations.

There can be no assurance that Mt. Rainier Bank will achieve these objectives.

DESCRIPTION OF MT. RAINIER NATIONAL BANK

Mt. Rainier Bank

                Mt. Rainier National Bank is a wholly-owned subsidiary of Mountain Bank Holding.  While Mountain Bank Holding and Mt. Rainier Bank are distinctly different entities regulated by different regulatory bodies, the income of Mountain Bank Holding presently is almost entirely derived from dividends upstreamed from Mt. Rainier Bank to Mountain Bank Holding.  Therefore, the value of the securities of Mountain Bank Holding is, to a large extent, dependent upon the success of Mt. Rainier Bank.

History

                Mt. Rainier Bank opened on July 2, 1990, in Enumclaw, Washington, and has been operating since that date.

Business

                Mt. Rainier Bank, through its four branches, offers a full line of commercial banking services including checking accounts, savings programs, ATMs, night depository services, customer safe deposit box facilities, consumer loans, residential loans, commercial loans, real estate and construction loans and agriculture loans, NOW accounts and certificates of deposit.

                The principal sources of Mt. Rainier Bank’s revenues are: (i) interest and fees on loans; (ii) deposit service charges; (iii) interest on deposits in other banks (generally on an overnight basis); (iv) gains on mortgages originated and sold to the secondary market; (v) interest on investments, and (vi) fees from sales of non-deposit investment products.  Loans include short-to-medium-term commercial and consumer loans, including operating loans and lines, equipment loans, automobile loans, recreational vehicle and truck loans, personal loans and lines of credit, home improvement and rehabilitation loans, VISA national credit cards, and residential mortgage lending.  Mt. Rainier Bank also offers safe deposit boxes, direct deposit of payroll and social security checks, automated teller machine access, debit cards, automatic drafts for various accounts, and telephone banking.  Mt. Rainier Bank has a night depository and an ATM, as well as drive-up services, at each of its offices.

                Mt. Rainier Bank’s core deposit base generally has been enhanced through advertising and deposit promotions, and focusing on securing the entire banking relationship of each of its customers.  Mt. Rainier Bank has not used brokered deposits as a source of funds.

                Mt. Rainier Bank’s commercial banking activities target high net worth individuals and their businesses with an emphasis on small to medium size businesses.  Mt. Rainier Bank’s operating strategy is to offer personal service, flexibility and timely responsiveness to the needs of its customers.  Senior management of Mt. Rainier Bank and Mountain Bank Holding maintain close personal contact and close working relationships with Mt. Rainier Bank’s commercial customers and their businesses, and Mt. Rainier Bank’s and the Company’s Boards of Directors primarily include local business people from Mt. Rainier Bank’s primary service area.  Most of Mt. Rainier Bank’s new commercial banking business consists of referrals from existing customers.  Mountain Bank Holding believes that Mt. Rainier Bank’s loan portfolio is appropriately diversified.  All floating rate loans are priced at prime or higher.

                Mountain Bank Holding believes that the growth in loans and profitability achieved by Mt. Rainier Bank also is attributable in large measure to its strategy of targeting smaller and medium size businesses in the manner described above and to the business and personal relationships and experience of Mt. Rainier Bank’s and Mountain Bank Holding’s management and Directors, rather than the result of greater risk-taking or price concessions.  In addition, there have been numerous acquisitions and mergers of banks in Mt. Rainier Bank’s primary service area which have made the larger institutions in the market even larger.  This has resulted in Mt. Rainier Bank focusing primarily on the needs of the smaller and medium size commercial customers.

Service Area

                Mt. Rainier Bank’s primary service area is South King County and East Pierce County, including Enumclaw, Buckley, Black Diamond, Auburn, and surrounding communities.  Enumclaw’s population is 11,100, having experienced 46% growth since 1990.  Enumclaw is primarily considered a residential community, with most growth in single family residences.  The local economy is dependent upon the forest products industry, farming, and tourism.  Buckley has experienced less growth with a population of 4,330.  Buckley is a residential community with very little business growth in the past few years.  Black Diamond is now experiencing increased growth, with a population of 3,850, up from 1,760 in 1990.  Auburn is a larger community with a population of 42,000, up from 35,230 in 1990.  All of the major regional banks and savings and loans are located in Auburn.

Employees

                As of December 31, 2001, Mountain Bank Holding employed a full-time President and CEO and a half-time Chief Financial Officer and a half-time Administrative Assistant.  As of the same date, Mt. Rainier Bank had 54 full-time-equivalent employees, including three Executive Officers.  None of Mt. Rainier Bank’s employees is presently represented by a union or covered by a collective bargaining agreement.  Mt. Rainier Bank considers its relationships with its employees to be good.

Competition

                The banking business in Mt. Rainier Bank’s primary service area is highly competitive with respect to both loans and deposits.  All the major out-of-state commercial banks which operate in Washington (including Bank of America, Key Bank, Washington Mutual, Wells Fargo and U.S. Bank) have a branch or branches within Mt. Rainier Bank’s primary service area.  Among the advantages such major banks have are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to geographic regions of higher yield and demand.  Such banks offer certain services which are not offered directly by Mt. Rainier Bank (but are offered indirectly through correspondent institutions); and, by virtue of their greater total capitalization (legal lending limits to an individual customer are based upon a percentage of a bank’s total shareholder equity accounts), such banks have substantially higher lending limits than Mt. Rainier Bank.

                Mt. Rainier Bank also competes with a number of non-bank competitors such as insurance companies, small loan companies, finance companies, mortgage companies, credit unions, brokerage houses, and other financial institutions.  Many of Mountain Bank Holding’s non-bank competitors are not subject to the extensive federal and state regulations which govern Mountain Bank Holding and, as a result, have a competitive advantage over the Company in providing certain services.

                Mt. Rainier Bank believes its competitive position has been strengthened by the consolidation in the banking industry which has resulted in a focus by the larger banks on their larger accounts, with less direct contact between the officers and their customers.  Mt. Rainier Bank’s strategy, by contrast, is to remain a middle market lender which maintains close, long-term contact with its customers.

Products and Services

                In conjunction with the growth of its asset base, Mt. Rainier Bank has introduced new products and services to position itself to compete in its highly competitive market.  Mt. Rainier Bank’s customers demand not only a wide range of financial products but also efficient and convenient service.  In response to these demands, Mt. Rainier Bank has developed a mix of products and services utilizing technology available to the banking industry such as telephone banking and automated teller machines.  Additionally, Mt. Rainier Bank offers a wide range of commercial and retail banking products and services to its customers.  Deposit accounts include certificates of deposit, individual retirement accounts and other time deposits, checking and other demand deposit accounts, interest-bearing checking accounts, savings accounts and money market accounts.   Loans include residential real estate, commercial, financial and real estate construction and development, installment and consumer loans.  Other products and services include: credit related insurance; ATMs, safe deposit boxes and non-deposit investment products.

Marketing

                Mt. Rainier Bank uses to the fullest extent possible the flexibility which is accorded by its independent status.  This includes an emphasis on specialized services, local promotional activity, and personal contacts by Mt. Rainier Bank’s officers, directors and employees.  Mt. Rainier Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the business and professional fields.  In the event there are customers whose loan demands exceed Mt. Rainier Bank’s lending limits, Mt. Rainier Bank arranges for such loans on a participation basis with other financial institutions.

Lending Activities

                The two main areas in which Mt. Rainier Bank has directed its lendable funds are commercial and real estate loans.  At December 31, 2001, these categories accounted for approximately 27% and 65%, respectively, of Mt. Rainier Bank’s total loan portfolio.  Mt. Rainier Bank’s major source of income is interest and fees charged on loans.

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

                In general, Mt. Rainier Bank is permitted by law to make loans to single borrowers in aggregate amounts of up to fifteen percent (15%) of Mt. Rainier Bank’s unimpaired capital and unimpaired surplus.  Mt. Rainier Bank, on occasion, sells participations in loans when necessary to stay within lending limits or to otherwise limit Mt. Rainier Bank’s exposure.  Mt. Rainier Bank’s goal is to reduce the risk of undue concentrations of loans to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  At December 31, 2001, no such concentration exceeded 10% of Mt. Rainier Bank’s loan portfolio, although approximately 3% of Mt. Rainier Bank’s loan portfolio consisted of agricultural loans and approximately 8% of interim real estate construction loans.  Mt. Rainier Bank has no loans to foreign countries and its policy is to lend within Washington State, however Mt. Rainier Bank does have some loans to out-of-state borrowers.

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

                Lending activities are conducted pursuant to a written Loan Policy which has been adopted by the Board of Directors of Mt. Rainier Bank.  Each loan officer has a defined lending authority.  Regardless of lending authority, aggregate loans over $350,000 are approved by Mt. Rainier Bank’s Loan Committee, and aggregate loans over $250,000 are reviewed by Mt. Rainier Bank’s Loan Committee.

                The bank’s mortgage activity consists of originating residential loans wherein the closing of each loan is preceded by its negotiated sale on the secondary market.  Primarily, these loans are funded by the bank and promptly sold.  The bank also makes residential construction loans wherein a “take-out” is negotiated on the secondary market.  Bank guidelines for loan-to-value ratios are closely adhered to.

Investment Portfolio

                The investment policy of Mt. Rainier Bank is an integral part of the overall asset/liability management of Mt. Rainier Bank.  Mt. Rainier Bank’s investment policy is to establish a portfolio which will provide liquidity necessary to facilitate making loans and to cover deposit fluctuations while at the same time achieving a satisfactory investment return on the funds invested.  The investment policy is reviewed annually by Mt. Rainier Bank’s Board of Directors.  Mt. Rainier Bank stresses the following attributes for its investments:  capital protection, liquidity, yield, risk management and pledgeability.  With its implementation of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, Mt. Rainier Bank is required to classify its portfolio into three categories:  Held to Maturity, Trading Securities, and Available for Sale.

                Held to Maturity securities include debt securities that Mt. Rainier Bank has positive intent and ability to hold to maturity; these securities are reported at amortized cost.  As of December 31, 2001, Mt. Rainier Bank held no securities as Held to Maturity.

                Trading Securities include debt and equity securities that are purchased and held solely for the purpose of selling them in the short-term future for trading profits.  Trading Securities are reported at fair market value with unrealized gains and losses included in earnings.  As of December 31, 2001,  Mt. Rainier Bank held no securities as Trading Securities.

                Available for Sale securities include those which may be sold to implement Mt. Rainier Bank’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.  These securities are reported at fair market value with unrealized gains and losses excluded from the earnings and reported as a separate component of shareholders’ equity.  All of Mt. Rainier Bank’s investment securities at December 31, 2001, were classified as Available for Sale.

                As a national bank and member of the Federal Reserve System, Mt. Rainier Bank is required to have $264,000 invested in Federal Reserve Bank Stock.  Also, as a member of the Federal Home Loan Bank, Mt. Rainier Bank is required to keep $370,000 in stock.  This portion of Mt. Rainier Bank’s investment portfolio is not liquid.

Forward Looking Statement Disclosure

                In addition to historical information, this report may contain certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA).  This statement is included for the express purpose of availing Mountain Bank Holding of the protections of the safe harbor provisions of the PSLRA.  The forward-looking statements contained in this report are subject to factors, risks, and uncertainties that may cause actual results to differ materially from those projected.  Important factors that might cause such a material difference include, but are not limited to, those discussed in this report.  Such items that could cause actual results to differ materially from the forward looking statements in this report are:  general economic conditions, world and national events that could impact the economy and interest rates, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; new legislation; vendor quality and efficiency; employee retention factors; rapidly changing technology and evolving banking industry standards; competitive standards; competitive factors, including increased competition with community, regional, and national financial institutions; fluctuating interest rate environments; and similar matters.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the statement.  Mountain Bank Holding undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.  Readers should carefully review the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission.

Statistical Information about Mountain Bank Holding

The following statistical information should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere herein.

The composition of the loan portfolio (excluding loans held for sale, which are normally held only for a short period) is summarized as follows:

LOAN PORTFOLIO — TYPES OF LOANS

	December 31, 2001		December 31, 2000
	Amounts	Percent of Total Loans	Amounts	Percent of Total Loans
	(dollars in thousands)
Commercial and Agricultural	$18,483	26.83%	$15,869	24.17%
Real Estate:
Construction	5,506	7.99%	5,829	8.88%
Mortgage	39,583	57.46%	38,649	58.88%
Consumer	5,315	7.72%	5,295	8.07%
Total Loans	$68,887	100.00%	$65,642	100.00%

LOAN PORTFOLIO — MATURITIES AND SENSITIVITIES ON LOANS

	One Year Or Less	Over One Through Five Years	Maturing After Five Years	TOTAL
	(in thousands)
	Amount	Fixed	Fixed
Commercial and Agricultural	$8,993	$7,939	$1,551	$18,483
Real Estate
Construction	4,279	249	978	5,506
Mortgage	5,062	17,536	16,985	39,583
Consumer	1,285	3,012	1,018	5,315
Total	19,619	$28,736	$20,532	$68,887

There were no loans longer than one year having variable rates.

CREDIT RISK MANAGEMENT AND ALLOWANCE FOR CREDIT LOSSES

Credit risk and exposure to loss are inherent parts of the banking business.  Management seeks to manage and minimize these risks through its loan and investment policies and loan review procedures.  Management establishes and continually reviews lending and investment criteria and approval procedures that it believes reflect the risk sensitive nature of Mt. Rainier Bank’s operations.  The loan review procedures are designed to monitor adherence to established criteria and to ensure that on a continuing basis such standards are enforced and maintained.

Management’s objective in establishing lending and investment standards is to manage the risk of loss and provide for income generation through pricing policies.  To effectuate this policy, we have established specific terms and maturity schedules for each loan type, such as commercial, real estate, consumer, etc.

The loan portfolio is regularly reviewed and management determines the amount of loans to be charged off.  In addition, such factors as Mt. Rainier Bank’s previous loan loss experience, prevailing economic conditions, industry concentrations and the overall quality of the loan portfolio are considered.  While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as part of their examination process, periodically review the allowances for losses on loans and real estate owned.  Such agencies may require Mt. Rainier Bank to recognize additions to the allowances based on their judgments about information available at the time of their examinations.  In addition, any loan or portion of a loan that is classified as a ‘loss’ by regulatory examiners is charged-off.

The allowance for credit losses is maintained at a level management considers adequate to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio.  The allowance is reduced by loans charged off and increased by provisions charged to earnings and recoveries on loans previously charged off.  The allowance is based on management’s periodic evaluation of factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The allowance for credit losses is estimated by management based on historical loss experience and known changes within the loan portfolio at the measurement date.  The provision that is charged to income is the amount needed to maintain an adequate allowance for credit losses.  The allowance for credit losses at December 31, 2001, was $753,000, or 1.09% of loans outstanding.  The allowance for credit losses at year end 2000 was $700,000 or 1.07% of loans outstanding.  The following table presents data related to Mt. Rainier Bank’s allowance for credit losses for the twelve months ended December 31, 2001 and 2000:

SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION

	Year Ended December 31, 2001	Year Ended December 31, 2000
	(dollars in thousands)
Allowance for credit losses
(beginning of period)	$700	$607

Loans charged off:
Commercial and agricultural	13	0
Real estate construction	0	0
Real estate mortgage	0	0
Consumer	25	0
Total	38	0

Recoveries of loans previously charged off:
Commercial and agricultural	0	0
Real estate construction	0	0
Real estate mortgage	0	0
Consumer	6	0
Total	6	0

Net loans charged off	32	0

Provision for possible loan losses	85	93

Allowance for possible credit losses
(end of period)	753	700

Loans outstanding:
Average	$67,875	$61,675
End of period	68,887	65,642
Ratio of allowance for loan loss to total loans outstanding
Average	1.11%	1.13%
End of period	1.09%	1.07%
Ratio of net charge-offs to average loans outstanding	0.05%	0.00%

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

                The allowance for credit losses, in management’s judgement, is allocated as follows to cover probable loan losses:

	December 31, 2001		December 31, 2000
	Allocation of allowance for credit losses	% of loans to total loans	Allocation of allowance for credit losses	% of loans to total loans
Commercial and agriculture	$223	26.8%	$185	24.2%
Real estate construction	25	8.0%	24	8.9%
Real estate mortgage	347	57.5%	318	58.9%
Consumer	158	7.7%	173	8.0%
Total	$753	100.00%	$700	100.00%

The foregoing conditions and adjustments reflect management’s best estimate of items recognized when adjusting the loss percentage for each pool of loans, and adjustments to historical experience.  These factors affect our assessment of low and high estimates of losses in our portfolio.  The determination of the amounts of the provisions for loan losses is based on management’s current judgment and the quality of the loan portfolio, and considers all known, relevant internal and external factors that affect loan collectibility.  These include regional economic indicators such as employment; retail sales; real estate trends and specific areas of concentration for our market including the forest and dairy/agricultural industries.  Mt. Rainier Bank has also accounted for categories of loan risk not reflected in the table above including such potential advances as letters of credit, unfunded commitments to lend and mortgages held for sale.

During 2001, the loan loss allocations by category made only marginal adjustments as the overall percentages of loans in each pool of loans changed.  Consumer loans, as a percentage of overall loans decreased from 20.51% of the bank’s loan portfolio to 16.93% as of December 31, 2001.  Likewise, commercial and agriculture loans increased from 24.32% to 27.50%.  On the other hand, less risky loans such as real estate mortgages increased from 45.35% of the portfolio to 46.19% which had the effect of balancing out the need to increase loss reserves in any higher proportion than the portfolio grew as a whole.  During this period, Mt. Rainier Bank made no changes in its estimation methods or assumptions that affect the allowance.

Other factors affecting loan loss reserve allocations were loan quality and changes in criticized and classified credits within the portfolio.  Loan quality remained satisfactory with only $28,000 in past due loans at year-end.  Criticized-classified loans ended the year with a marginal increase of $182,000 from the prior year-end, indicating that the portfolio, by Mt. Rainier Bank’s evaluation, remains stable with no expected trends to impair this conclusion.

RISK ELEMENTS — NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                The following table sets forth information regarding non-performing loans of Mt. Rainier Bank on the dates indicated.  Accrual of interest is discontinued when there is reasonable doubt as to the full, timely collection of interest or principal.  When a loan becomes contractually past due 90 days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on non-accrual status.  When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income.  Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable.  Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest.  Restructured loans are those loans on which concessions in terms have been granted because of a borrower’s financial difficulty.  Interest is generally accrued on such loans in accordance with the new terms.

	2001
	90 Days or More Past Due	Non-accrual	Restructured	Lost Interest
	(dollars in thousands)
Commercial and Agricultural	$0	$0	$0	N/A
Real Estate	0	0	0	N/A
Consumer	0	0	0	N/A
Total	$0	$0	$0	N/A

	2000
	90 Days or More Past Due	Non-accrual	Restructured	Lost Interest
	(dollars in thousands)
Commercial and Agricultural	$0	$17	$0	$0
Real Estate	0	0	0	N/A
Consumer	0	0	0	N/A
Total	$0	$17	$0	$0

INVESTMENT SECURITIES PORTFOLIO

                The following table presents the composition and carrying value of Mt. Rainier Bank’s investment portfolio at December 31, 2001 and 2000, and the dollar and percentage changes of each investment category.

	December 31, 2001	December 31, 2000	Dollar Change	Percentage Change
	(dollars in thousands)
US Treasury securities	$3,090	$2,018	$1,072	53.12%
US Government and agency securities	8,238	12,488	(4,250)	—34.03%
Mortgage backed securities	11,769	5,643	6,126	108.56%
Municipal bonds	502	297	205	69.02%
Corporate bonds	8,013	0	8,013
Total	$31,612	$20,446	11,166	54.61%

                The carrying value and fair value of investment securities and the maturities and yield information on the investment portfolio is as follows:

	December 31, 2001
	One Year Or Less		Over One Through Five Years		Over Five Through Ten Years		Over Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury Securities	$1,007	6.25%	$2,083	4.98%	$0	0%	$0	0%
US Government Agency Securities	0		8,238	5.13%	0	0%	0	0%
Mortgage Backed Securities	519	6.55%	6,182	6.46%	5,068	6.35%	0	0%
Corporate Bonds	155	6.85%	7,858	6.05%
Municipal Bonds (1)	91	4.32%	384	4.81%	27	5.50%	0	0%
Total	$1,772		$24,745		$5,095		$0
Weighted Average Yield		6.29%		5.74%		6.34%		0%

(1) Yield on municipal bonds is not calculated on a tax equivalent basis

DEPOSITS

                Mt. Rainier Bank’s primary sources of funds are interest-bearing deposits.  The following table sets forth the average amount of and average rates paid on Mt. Rainier Bank’s deposit accounts for the years ended.

	December 31, 2001		December 31, 2000
	Average Amounts	Average Rate Paid	Average Amounts	Average Rate Paid
	(dollars in thousands)
Non-interest bearing demand	$15,240	0.00%	$14,377	0.00%
Interest-bearing demand	29,018	2.62%	26,351	3.04%
Savings	10,384	1.76%	10,095	2.21%
Certificates of deposit	30,671	5.67%	23,150	5.68%
Certificates of deposit over $100,000	14,194	5.94%	9,205	6.13%
Total	$99,507	4.18%	$83,178	4.22%

                At December 31, 2001, the scheduled maturities of certificates of deposit were:

	December 31, 2001
	Less Than $100,000	$100,000 or More
	(dollars in thousands)
Maturity in:
Three months or less	$8,379	$2,893
Over three months through six months	6,621	3,476
Over six months through twelve months	12,952	8,225
Over twelve months	3,114	2,459
Total	$31,066	$17,053

                The following ratios applicable to Mountain Bank Holding are among those commonly used in analyzing bank holding companies:

	Year Ended December 31,
	2001	2000
Return on Average Assets	0.83%	0.96%
Return on Average Equity	7.35%	8.63%
Dividend Payout Ratio	0%	0%
Average Equity to Average Assets Ratio	11.22%	11.17%

                At December 31, 2001, and December 31, 2000, neither Mt. Rainier Bank nor Mountain Bank Holding had any short-term borrowings.

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

                The following table represents an interest rate sensitivity analysis at December 31, 2001.

GAP ANALYSIS

	Total Within One Year	One Year to Five Years	Over Five Years
	(dollars in thousands)
Rate Sensitive Assets:
Loans, including loans held for sale	$19,619	$28,736	$21,625
Investments	1,761	24,756	5,095
Interest Bearing Deposits		941
	12,514
Total	$33,894	$54,433	$26,720

Rate Sensitive Liabilities:
Savings, NOW and Interest Checking	$46,983
Time Deposits	47,165	954
Total	$94,148	$954	$0

Interest Sensitive Gap	$(60,254)	$53,479	$26,720
Cumulative Gap	$(60,254)	$(6,775)	$19,945
Cumulative Gap as a % of Average Earning Assets	57.01%	6.41%	18.87%

                Currently, Mt. Rainier Bank’s interest sensitivity gap is negative within one year.  Assuming that general market interest rate changes affected the repricing of assets and liabilities in equal magnitudes, this indicates that the effect of rising interest rates on Mountain Bank Holding would be a decrease in the net interest margin, whereas falling interest rates would cause a corresponding increase in margin.

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND INTEREST YIELDS

                The following table sets forth the average balance sheets of Mountain Bank Holding for the past two years along with an analysis of net interest earnings for each major category of interest earning assets and interest bearing liabilities, the average rate paid in each category, and net yield on earning assets.  Average non-accrual loans were $15 in 2001 and $21 in 2000 and are included in average total loans.  Loan fees of $342 in 2001 and $357 in 2000 are included in interest income.

	2001				2000
	Average Balance	Interest Earned/ Expense		Annualized Yield/ Rate	Average Balance	Interest Earned/ Expense		Annualized Yield/ Rate
	(dollars in thousands)
ASSETS
Interest earning assets:
Loans	$67,875	$6,376		9.4%	$61,675	$6,005		9.7%
Investments	25,837	1,444	*	5.6%	24,083	1,460	*	6.1%
Federal funds sold and deposits in banks	11,976	449		3.7%	1,760	110		6.3%
Total interest earning assets	105,688	$8,269		7.8%	87,518	$7,575		8.7%
Non-interest earning assets:
Cash and due from banks	3,591				3,503
Premises and equipment	3,447				3,462
Other assets	774				895
Allowance for possible credit losses	(732)				(642)
TOTAL ASSETS	$112,768				$94,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$29,018	$760		2.6%	$26,351	$801		3.0%
Savings	10,384	183		1.8%	10,095	223		2.2%
Certificates of deposit	30,671	1,739		5.7%	23,150	1,315		5.7%
Certificates of deposit over $100,000	14,194	843		5.9%	9,205	564		6.1%
Total interest bearing deposits	$84,267	$3,525		4.2%	$68,801	$2,903		4.2%

Federal funds purchased	$0	$0			$475	$31		6.3%
Other borrowings	39	3		7.7%	41	3		7.3%
Total interest bearing liabilities	$84,306	$3,528		4.2%	$69,317	$2,937		4.2%

Non-interest bearing liabilities:
Demand deposits	$15,240				$14,377
Other liabilities	527				464
Shareholders’ equity	12,695				10,578
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$112,768				$94,736

Net interest income		$4,741				$4,638

Net interest margin				4.5%				5.3%

*Tax equivalent basis

CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES

                The change in interest due to both volume and yield has been allocated to volume and yield changes in proportion to the relationship of the absolute dollar amount of the change in each amount.

	2001			2000
	Net Change			Net Change
	Net Change	Volume	Yield	Net Change	Volume	Yield
	(dollars in thousands)
Loans	$371	$588	$(217)	$1,280	$1,330	$(50)
Investments	(16)	97	(113)	(99)	(184)	85
Federal Funds Sold	339	399	(60)	(183)	(247)	64
Total	$694	$1,084	$(390)	$998	$899	$99

Interest Bearing Demand	$(41)	$76	$(117)	$59	$(11)	$70
Savings	(40)	(6)	(46)	(26)	(6)	(20)
Certificates of deposit	424	426	(2)	359	188	171
Certificates of deposit over $100,000	279	(297)	(18)	154	68	86
Total	$622	$805	$183	$546	$239	$307

Fed Funds Purchased				$30	$30	$0
Other Borrowings	$(31)	$(31)	$0	$0	$0	$0
Total	$591	$774	$(183)	$576	$269	$307

Net Interest Income	$103	$310	$(207)	$422	$630	$(208)

SUPERVISION AND REGULATION

                The following discussion is only intended to provide brief summaries of significant statutes and regulations that affect the banking industry and therefore is not complete. Changes in applicable laws or regulations, and in the policies of regulators, may have a material effect on our business and prospects. We cannot accurately predict the nature or extent of the effects on our business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.

Significant Changes in Banking Laws and Regulations

Financial Services Modernization.  The laws and regulations that affect banks and bank holding companies recently underwent significant changes as a result of the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act of 1999.  Generally, the act (i) repealed the historical restrictions on preventing banks from affiliating with securities firms, (ii) provided a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provided an enhanced framework for protecting the privacy of consumers’ information and (v) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

                We do not believe that the act will negatively affect our operations.  However, to the extent the act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation.  This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

USA Patriot Act of 2001.  On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA Patriot Act”) of 2001.  Among other things, the USA Patriot Act (i) prohibits banks from providing correspondent accounts directly to foreign shell banks;  (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports.  The USA Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records.  The Department of the Treasury is empowered to administer and make rules to implement the USA Patriot Act.  While we believe the USA Patriot Act may, to some degree, affect our recordkeeping and reporting expenses, we do not believe that it will have a material adverse effect on our business and operations.

Mountain Bank Holding

General

                As a bank holding company, we are subject to the Bank Holding Company Act of 1956, which places us under the supervision of the Board of Governors of the Federal Reserve.  We must file annual reports with the Federal Reserve and must provide it with such additional information as it may require.  In addition, the Federal Reserve periodically examines us and Mt. Rainier Bank.

Bank Holding Company Regulation

                In general, the Bank Holding Company Act limits bank holding company business to owning or controlling banks and engaging in other banking-related activities.  Bank holding companies must obtain the Federal Reserve Board’s approval before they:

•                    acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank;

•                    merge or consolidate with another bank holding company; or

•                    acquire substantially all of the assets of any additional banks.

Subject to certain state laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks.  Under the Gramm-Leach-Bliley Act, a bank holding company meeting certain qualifications may apply to the Federal Reserve Board to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain activities deemed financial in nature, such as securities brokerage and insurance underwriting.

                Control of Nonbanks.  With certain exceptions, the Bank Holding Company Act prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve Board determines such activities are incidental or closely related to the business of banking.

                Control Transactions.  The Change in Bank Control Act of 1978 requires a person (or group of persons acting in concert) acquiring “control” of a bank holding company to provide the Federal Reserve Board with 60 days’ prior written notice of the proposed acquisition.  Following receipt of this notice, the Federal Reserve Board has 60 days (or up to 90 days if extended) within which to issue a notice disapproving the proposed acquisition.  In addition, any “company” must obtain the Federal Reserve Board’s approval before acquiring 25% (5% if the “company” is a bank holding company) or more of the outstanding shares or otherwise obtaining control over Mountain Bank Holding.

Transactions with Affiliates

                Mountain Bank Holding and Mt. Rainier Bank are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions.  Generally, the Federal Reserve Act limits the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with an affiliate. It also requires all transactions with an affiliate, whether or not “covered transactions,” to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate.  The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

Tie-In Arrangements

                Mountain Bank Holding and Mt. Rainier Bank cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services.  For example, with certain exceptions, neither we nor Mt. Rainier Bank may condition an extension of credit on either a requirement that the customer obtain additional services provided by either of us, or an agreement by the customer to refrain from obtaining other services from a competitor.

                The Federal Reserve Board has adopted exceptions to its anti-tying rules that allow banks greater flexibility to package products with their affiliates. These exceptions were designed to enhance competition in banking and nonbanking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers.

State Law Restrictions

                As a Washington business corporation, we may be subject to certain limitations and restrictions under applicable Washington corporate law.  In addition, although Mt. Rainier Bank is a national bank and therefore primarily regulated by the Office of the Comptroller of the Currency, Washington banking law may restrict certain activities of Mt. Rainier Bank.

Mt. Rainier National Bank

General

                Mt. Rainier Bank, as a national banking association, is subject to regulation and examination by the OCC.  The federal laws that apply to Mt. Rainier Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans.  The laws and regulations governing Mt. Rainier Bank generally have been promulgated to protect depositors and not to protect stockholders of Mountain Bank Holding or Mt. Rainier Bank.

                Community Reinvestment Act.  The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the Office of the Comptroller of the Currency evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks.  These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

                Insider Credit Transactions.  Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons.  Extensions of credit must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees. Also, such extensions of credit must not involve more than the normal risk of repayment or present other unfavorable features.

                Federal Deposit Insurance Corporation Improvement Act.  Under the Federal Deposit Insurance Corporation Improvement Act of 1991 each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority.  These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. We believe that Mt. Rainier Bank meets all such standards and do not believe that these regulatory standards materially affect our business operations.

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

Washington has “opted in” to the Interstate Act and allows in-state banks to merge with out-of-state banks subject to certain aging requirements.  Washington law generally authorizes the acquisition of an in-state bank by an out-of-state bank by merger with a Washington financial institution that has been in existence for at least 5 years prior to the acquisition.  With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Washington may not establish de novo branches in Washington or establish and operate a branch by acquiring a branch in Washington.

Deposit Insurance

                The deposits of Mt. Rainier Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation.  All insured banks are required to pay semi-annual deposit insurance premium assessments to the Federal Deposit Insurance Corporation.

Dividends

                The principal source of Mountain Bank Holding’s cash revenues is dividends received from Mt. Rainier Bank.  The payment of dividends is subject to certain restrictions.  For example, a national bank generally can pay dividends out of its undivided profits.  However, a national bank cannot pay dividends unless the bank’s capital surplus equals or exceeds its capital stock.  There are two exceptions to that restriction.  First, a national bank can pay an annual dividend if the bank first transfers ten percent of its net income for the preceding four quarters to capital surplus. Second, a national bank can declare quarterly or semiannual dividends if the bank transfers ten percent or more of its net income for the preceding two quarters to capital surplus.  Overlaying these restrictions is an additional restriction that limits the payment of dividends during any calendar year to the extent of the bank’s retained net income for the previous two years, unless approved by the Office of the Comptroller of the Currency.  Other than the laws and regulations noted above, which apply to all national banks and bank holding companies, neither we nor Mt. Rainier Bank are currently subject to any regulatory restrictions on our dividends.

Capital Adequacy

                Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks.  If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

                The Federal Deposit Insurance Corporation and Federal Reserve use risk-based capital guidelines for banks and bank holding companies.  These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.  Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum.  The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

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

                The Federal Deposit Insurance Corporation Improvement Act created a statutory framework of supervisory actions indexed to the capital level of the individual institution.  Under regulations adopted by the Federal Deposit Insurance Corporation, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors.  Institutions which are deemed to be “undercapitalized” depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions.  We do not believe that these regulations have any material effect on our operations.

Effects of Government Monetary Policy

                Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve.  The Federal Reserve implements national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits.  We cannot predict with certainty the nature and impact of future changes in monetary policies and their impact on Mountain Bank Holding and Mt. Rainier Bank.

ITEM 7.  DESCRIPTION OF PROPERTY

                Mt. Rainier Bank’s main office is in Enumclaw, Washington, at 501 Roosevelt Avenue, in an office building owned by Mt. Rainier Bank.  The facility has 10,275 square feet with two drive-up windows, an automated teller machine (ATM), and a night depository.  The premises are fully equipped and include teller counters, key drawers, safe, safe deposit boxes, signs and alarm equipment.

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

                Mt. Rainier Bank is in the process of constructing a branch office located at 23924 225th Way SE in Maple Valley, Washington.  The facility will have approximately 3,100 square feet and will be a full service facility with a two-lane driveup, an ATM and a night depository.  Construction is estimated to be complete approximately mid March, 2002.

                Mt. Rainier Bank owns all of the facilities described above.

                Mt. Rainier Bank also owns approximately 33,000 square feet of commercial property located at 15114 East Main in Sumner, Washington.  This property is intended for a Mt. Rainier National Bank branch which is expected to open in late 2002 or early 2003.

ITEM 8.  DIRECTORS AND EXECUTIVE OFFICERS OF THE  REGISTRANT

                Information regarding “Directors and Executive Officers” of Mountain Bank Holding is incorporated by reference from Mountain Bank Holding’s 2002 Annual Proxy Statement (“Proxy Statement”) under the captions “INFORMATION WITH RESPECT TO NOMINEES AND DIRECTORS WHOSE TERMS CONTINUE” and “MANAGEMENT”.

ITEM 9.  REMUNERATION OF DIRECTORS AND OFFICERS

                Information regarding “Remuneration of Directors and Officers” of Mountain Bank Holding is incorporated by reference from Mountain Bank Holding’s Proxy Statement under the captions “INFORMATION WITH RESPECT TO NOMINEES AND DIRECTORS WHOSE TERMS CONTINUE — Compensation of Directors” and “EXECUTIVE COMPENSATION”.

ITEM 10.               SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SHAREHOLDERS

                Information regarding “Security Ownership of Management and Certain Shareholders” of Mountain Bank Holding is incorporated by reference from Mountain Bank Holding’s Proxy Statement under the captions “INFORMATION WITH RESPECT TO NOMINEES AND DIRECTORS WHOSE TERMS CONTINUE” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.

ITEM 11.               INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

                Information regarding “Interest of Management and Others in Certain Transactions” of Mountain Bank Holding is incorporated by reference from Mountain Bank Holding’s Proxy Statement under the caption “TRANSACTIONS WITH MANAGEMENT”.

PART II

Item 1.  Market Price of and Dividends on the Registrant’s Common Equity

Market Information

No broker makes a market in Mountain Bank Holding’s common stock, and trading has not been extensive.  Trades that have occurred cannot be characterized as amounting to an active market.  The stock is traded by individuals on a personal basis and is not listed on any exchange or traded on the over-the-counter market.  Due to the limited information available, the following price information may not accurately reflect the actual market value of the shares.  The following data includes trades between individual investors.  It does not include new issuances of stock, the exercise of stock options or shares issued under the Employee Stock Purchase Plan.

Period	# of Shares Traded (1)	Price Range(1)
2000
1st Quarter	16,478	$9.00
2nd Quarter	8,418	$9.00
3rd Quarter	16,460	$9.25 to $10.00
4th Quarter	3,574	$10.00 to $10.50

2001
1st Quarter	6,264	$11.00
2nd Quarter	17,307	$11.00
3rd Quarter	4,099	$11.00 to $12.00
4th Quarter	14,639	$10.75 to $11.50

(1)  Adjusted to reflect a two-for-one stock split effective April 24, 2000.  The price information was obtained from Mt. Rainier Bank acting as transfer agent for Mountain Bank Holding.

On November 9, 2000, Mountain Bank Holding offered for sale 75,000 shares of no par value common stock at a subscription price of $11.00 per share.  The offering was successfully completed on January 12, 2001.

                As of December 31, 2001, there were 2,067,401 shares of Mountain Bank Holding Company common stock issued and outstanding.

At December 31, 2001, stock options for 232,550 shares of Mountain Bank Holding Company common stock were outstanding.  See Note 11 of the audited financial statements for additional information.

Number of Equity Holders

As of January 31, 2002, there were 1,032 holders of record of Mountain Bank Holding’s common stock.

Stock Dividends

Dividends, when and if paid, will be subject to determination and declaration by the Board of Directors, which will take into account the financial condition of Mt. Rainier Bank and Mountain Bank Holding, results of operations, tax considerations, industry standards, economic conditions and other relevant factors.  In 2001 the Board of Directors declared a 5% (1 share for every twenty shares owned) stock dividend payable to shareholders of record as of June 15, 2001. All per share amounts contained in this filing have been adjusted to reflect this stock dividend. The ability of Mountain Bank Holding to pay dividends in the future will depend primarily upon the earnings of Mt. Rainier Bank and its ability to pay dividends to Mountain Bank Holding.

Payment of Dividends

                The principal source of Mountain Bank Holding’s cash revenues is dividends received from Mt. Rainier Bank.  The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice.  In addition, a bank has certain restrictions on the payment of dividends and also may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements.  See “SUPERVISION AND REGULATION — MT. RAINIER NATIONAL BANK” contained elsewhere in this Annual Report.  Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither we nor Mt. Rainier Bank are currently subject to any regulatory restrictions on our dividends.

                Mountain Bank Holding’s policy has been to retain earnings to support the growth of Mt. Rainier Bank.  Accordingly, no cash dividend has been declared to shareholders since the inception of Mt. Rainier Bank.

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

Item 3.  Changes in and Disagreements with Accountants

There was a change in Mountain Bank Holding’s independent accountants during the third quarter of 2001 as reported on Form 8-K filed with the SEC on September 10, 2001.  This change was a result of the acquisition of the accounting firm which Mountain Bank Holding has used since inception.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 2001, no matters were submitted to the security holders through the solicitation of proxies or otherwise.

Item 5.  Compliance with Section 16(a) of the Exchange Act

Mountain Bank Holding has adopted procedures to assist its directors and executive officers with Section 16(a) of the Securities Exchange Act, which includes assisting the officer or director in preparing forms for filing with the Securities Exchange Commission.  Based on the review of such forms, Mountain Bank Holding believes that all of its executive officers and directors complied with all filing requirements applicable to them in 2001 except that the following persons inadvertently failed to timely file Forms 4 in connection with share purchases and sales made in 2001:  Mr. Gallagher (one late report with respect to one transaction); Mr. Jones (two late reports with respect to two transactions); Mr. Moergeli (one late report with respect to 810 shares owned by Mr. Moergeli’s wife as a result of marriage in November 2001); and Mr. Raeder (three late reports with respect to four transactions, and one late report with respect to 420 shares owned by Mr. Raeder’s wife not previously reported as benefically owned).  Filings on Form 5 for each such person have been made.

Item 6.  Reports on Form 8-K

There were no reports filed on Form 8-K during the last quarter of the period ending December 31, 2001.

Mountain

Bank

Holding

Company

and

Subsidiary

Consolidated

Financial

Report

December 31

2001

Contents

Independent Auditor’s Report on 2001 Financial Statements

Independent Auditor’s Report on 2000 Consolidated Financial Statements

Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Independent Auditor’s Report

Board of Directors

Mountain Bank Holding Company

Enumclaw, Washington

We have audited the accompanying consolidated balance sheet of Mountain Bank Holding Company and Subsidiary as of December 31, 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of Mountain Bank Holding’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mountain Bank Holding Company and Subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

Tacoma, Washington

January 11, 2002

Independent Auditor’s Report

Board of Directors

Mountain Bank Holding Company

Enumclaw, Washington

We have audited the accompanying consolidated balance sheet of Mountain Bank Holding Company and Subsidiary as of December 31, 2000, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of Mountain Bank Holding’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mountain Bank Holding Company and Subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Knight, Vale & Gregory PLLC

Tacoma, Washington

January 15, 2001

Consolidated Financial Statements

Consolidated Balance Sheets

(Dollars in Thousands)

Mountain Bank Holding Company and Subsidiary

December 31, 2001 and 2000

	2001	2000
Assets
Cash and due from banks	$3,620	$3,947
Interest bearing deposits at other financial institutions	13,455	7,338
Securities available for sale	31,612	20,446
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	634	581
Loans held for sale	1,093	536

Loans	68,887	65,642
Allowance for credit losses	753	700
Net loans	68,134	64,942

Premises and equipment	3,545	3,544
Accrued interest receivable	650	623
Bank owned life insurance	3,031	—
Other assets	107	184

Total assets	$125,881	$102,141

Liabilities
Deposits:
Demand	$17,009	$15,075
Savings and interest-bearing demand	46,983	33,858
Time	48,119	40,644
Total deposits	112,111	89,577

Accrued interest payable	292	306
Note payable	38	40
Other liabilities	137	68

Total liabilities	112,578	89,991

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock (no par value); authorized 10,000,000 shares; issued and outstanding: 2001 - 2,067,401 shares; 2000 - 1,945,136 shares	1,034	973
Additional paid-in capital	8,698	7,543
Retained earnings	3,474	3,616
Accumulated other comprehensive income	97	18
Total shareholders’ equity	13,303	12,150

Total liabilities and shareholders’ equity	$125,881	$102,141

See notes to consolidated financial statements.

Consolidated Statements of Income

(Dollars in Thousands, Except Per Share Amounts)

Mountain Bank Holding Company and Subsidiary

Years Ended December 31, 2001 and 2000

	2001	2000
Interest Income
Loans	$6,376	$6,005
Deposits in banks	449	110
Investment income:
Taxable	1,421	1,442
Tax-exempt	15	12
Total interest income	8,261	7,569

Interest Expense
Deposits	3,525	2,903
Federal funds purchased	—	31
Note payable	3	3
Total interest expense	3,528	2,937

Net interest income	4,733	4,632

Provision for Credit Losses	85	93

Net interest income after provision for credit losses	4,648	4,539

Non-Interest Income
Service charges on deposit accounts	519	529
Gains on sales of mortgage loans	291	109
Gains (losses) on sale of securities available for sale	31	(3)
Other	306	235
Total non-interest income	1,147	870

Non-Interest Expenses
Salaries and employee benefits	2,534	2,224
Occupancy	218	248
Equipment	372	355
Other	1,253	1,205
Total non-interest expenses	4,377	4,032

Income before income taxes	1,418	1,377

Income Taxes	478	464

Net income	$940	$913

Earnings Per Share
Basic	$.46	$.47
Diluted	.44	.45

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

(Dollars in Thousands)

Mountain Bank Holding Company and Subsidiary

Years Ended December 31, 2001 and 2000

 Shares of Common Stock

 Common Stock

Additional Paid-in Capital

Retained Earnings

Accumulated Other Comprehensive Income (Loss)

Total

Balance at December 31, 1999	924,013	$924	$6,785	$2,703	$(250)	$10,162

Comprehensive income:
Net income	—	—	—	913	—	913
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	—	268	268
Comprehensive income						1,181

2-for-1 stock split	924,013	—	—	—	—	—
Sale of common stock under employee stock purchase plan	1,732	1	14	—	—	15
Exercise of stock options	26,664	13	54	—	—	67
Sale of common stock	68,714	35	678	—	—	713
Tax benefit from exercise of stock options	—	—	12	—	—	12

Balance at December 31, 2000	1,945,136	973	7,543	3,616	18	12,150

Comprehensive income:
Net income	—	—	—	940	—	940
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	—	79	79
Comprehensive income						1,019

5% stock dividend	98,198	49	1,031	(1,082)	—	(2)
Sale of common stock under employee stock purchase plan	1,781	1	15	—	—	16
Exercise of stock options	16,000	8	32	—	—	40
Sale of common stock	6,286	3	66	—	—	69
Tax benefit from exercise of stock options	—	—	11	—	—	11

Balance at December 31, 2001	2,067,401	$1,034	$8,698	$3,474	$97	$13,303

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

Mountain Bank Holding Company and Subsidiary

Years Ended December 31, 2001 and 2000

	2001	2000
Cash Flows from Operating Activities
Net income	$940	$913
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	85	93
Depreciation and amortization	345	342
Deferred federal income tax benefit	(51)	(24)
(Gain) loss on sales of securities available for sale	(31)	3
Stock dividends received	(30)	(22)
Gains on loans sold	(291)	(109)
Originations of loans held for sale	(28,415)	(9,339)
Proceeds from sales of loans	28,149	9,206
Increase in accrued interest receivable	(27)	(87)
Increase (decrease) in accrued interest payable	(14)	112
Other - net	274	(5)
Net cash provided by operating activities	934	1,083

Cash Flows from Investing Activities
Net increase in interest-bearing deposits in banks	(6,117)	(3,775)
Activity in securities available for sale:
Purchases	(30,675)	(1,071)
Maturities, prepayments and calls	18,475	6,475
Sales	1,029	999
Increase in loans made to customers, net of principal collections	(3,283)	(11,591)
Additions to premises and equipment	(345)	(537)
Purchase of bank owned life insurance	(3,000)	—
Net cash used in investing activities	(23,916)	(9,500)

Cash Flows from Financing Activities
Net increase in deposits	22,534	8,331
Net proceeds from issuance of stock	125	795
Repayment of note payable	(2)	(2)
Payment for fractional shares in stock dividend	(2)	—
Net cash provided by financing activities	22,655	9,124

Net change in cash and due from banks	(327)	707

Cash and Due from Banks
Beginning of year	3,947	3,240

End of year

$

3,620

$

3,947

Supplemental Disclosures of Cash Flow Information
Interest paid	$3,542	$2,824
Income taxes paid	460	440

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Unrealized gain on securities available for sale, net of tax	$79	$268
Tax benefit from exercise of stock options	11	12
Stock dividend	1,080	—

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2001 and 2000

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

The Bank operates four branches and has a customer base centered in and around southeastern King County and northeastern Pierce County, Washington.  The Bank provides loan and deposit services to customers, who are predominantly small- and middle-market businesses and middle-income individuals in western Washington.  Its primary funding source is deposits from businesses and individuals in its market area.

Consolidated Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices within the banking industry.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and the valuation of loans held for sale and deferred tax assets.

Certain prior year amounts have been reclassified to conform to the 2001 presentation.  All dollar amounts, except per share information, are stated in thousands.

Securities Available for Sale

Securities available for sale consist of debt securities that the Bank intends to hold for an indefinite period, but not necessarily to maturity.  Such securities may be sold to implement the Bank’s asset/liability management strategies and in response to changes in interest rates and similar factors, and certain equity securities.  Securities available for sale are reported at fair value.  Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of shareholders’ equity entitled “accumulated other comprehensive income (loss).”  Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings.  Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity.

Declines in the fair value of individual securities available for sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value.  Such write-downs are included in earnings as realized losses.

Loans Held for Sale

Mortgage loans originated for sale in the foreseeable future in the secondary market are carried at the lower of aggregate cost or estimated market value.  Gains and losses on sales of loans are recognized at settlement date and are determined by the difference between the sales proceeds and the carrying value of the loans.  All sales are made without recourse.  Net unrealized losses are recognized through a valuation allowance established by charges to income.

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

Allowance for Credit Losses

The allowance for credit losses is maintained at a level considered adequate to provide for estimated losses on existing loans based on evaluating known and inherent risks in the loan portfolio.  The allowance is reduced by loans charged off, and increased by provisions charged to earnings and recoveries on loans previously charged off.  The allowance is based on management’s periodic, systematic evaluation of factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, the estimated value of any underlying collateral, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  While management uses the best information available to make its estimates, future adjustments to the allowance may be necessary if there is a significant change in economic conditions.

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

The ultimate recovery of all loans is susceptible to future market factors beyond the Bank’s control.  These factors may result in losses or recoveries differing significantly from those provided for in the financial statements.

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

Recent Accounting Pronouncements

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, became effective and was adopted by the Company effective January 1, 2001.  The Company does not engage in hedging activities, nor did it have any derivatives at December 31, 2001 or 2000.  The adoption of SFAS No. 133 had no effect on the Company’s financial position or results of operations as of or for the year ended December 31, 2001.

Note 2 - Restricted Assets

Federal Reserve Board regulations require maintenance of minimum reserve balances either in cash or on deposit with the Federal Reserve Bank.  The amounts of such balances for the years ended December 31, 2001 and 2000 were $930 and $848, respectively.

Note 3 - Debt and Equity Securities

Debt and equity securities have been classified according to management’s intent.

The carrying amounts of securities and their approximate fair values are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale

December 31, 2001
U.S. Treasury securities	$3,106	$12	$28	$3,090
U.S. Government and agency securities	8,154	116	32	8,238
Mortgage-backed securities	11,707	86	24	11,769
Obligations of states and political subdivisions	495	7	—	502
Corporate securities	8,003	57	47	8,013

	$31,465	$278	$131	$31,612

December 31, 2000
U.S. Treasury securities	$2,008	$10	$—	$2,018
U.S. Government and agency securities	12,499	20	31	12,488
Mortgage-backed securities	5,617	31	5	5,643
Obligations of states and political subdivisions	295	2	—	297

	$20,419	$63	$36	$20,446

Gross gains on the sales of securities were $31 in 2001.  Gross losses on the sales of securities were $3 in 2000.

The carrying amount and approximate market value of debt securities at December 31, 2001 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Amortized Cost

Fair Value

Due in one year or less	$1,753	$1,772
Due in one to five years	24,625	24,745
Due in five years or more	5,087	5,095

	$31,465	$31,612

Securities with a carrying value of $1,000 and $1,001 at December 31, 2001 and 2000, respectively, were assigned or pledged to secure public deposits, certain short-term borrowings, and for other purposes as required by law.

Note 4 - Loans

Loans at December 31 consist of the following:

	2001	2000
Commercial and agricultural	$18,483	$15,869
Real estate:
Residential 1-4 family	13,790	16,395
Commercial	25,793	22,254
Construction	5,506	5,829
Consumer	5,315	5,295

Total loans	$68,887	$65,642

Changes in the allowance for credit losses for the years ended December 31 are as follows:

	2001	2000
Balance at beginning of year	$700	$607
Provision for credit losses	85	93

Charge-offs	(38)	—
Recoveries	6	—
Net charge-offs	(32)	—

Balance at end of year	$753	$700

Following is a summary of information pertaining to impaired loans:

	2001	2000
December 31
Impaired loans without a valuation allowance	$—	$17
Impaired loans with a valuation allowance	—	—

Total impaired loans	$—	$17

Valuation allowance related to impaired loans	$—	$—

Years Ended December 31
Average investment in impaired loans	$15	$21
Interest income recognized on a cash basis on impaired loans	—	—

At December 31, 2001, there were no commitments to lend additional funds to borrowers whose loans have been modified.  There were no loans 90 days and over past due still accruing interest at December 31, 2001 or 2000.

At December 31, 2001 and 2000, certain officers and directors, or companies in which they have 10% or more beneficial interest, were indebted to the Bank in the aggregate amount of $2,817 and $4,074, respectively.  During 2001 advances of $1,775 were made, and repayments totaled $3,032.

Note 5 - Premises and Equipment

The components of premises and equipment at December 31 are as follows:

	2001	2000
Land	$1,111	$1,111
Buildings	2,520	2,494
Equipment, furniture and fixtures	1,927	1,835
Construction in process	215	—
	5,773	5,440
Less accumulated depreciation	2,228	1,896

Total premises and equipment	$3,545	$3,544

Construction in process includes construction costs to date related to two new branches.  The estimated cost to finish both branches in 2002 is estimated to be $1.1 million.

Note 6 - Deposits

The composition of deposits at December 31 is as follows:

	2001	2000
Demand deposits, non-interest bearing	$17,009	$15,075
NOW and money market accounts	35,466	24,248
Savings deposits	11,517	9,610
Time certificates, $100,000 or more	17,053	13,485
Other time certificates	31,066	27,159

Total	$112,111	$89,577

Scheduled maturities of certificates of deposit for future years ending December 31 are as follows:

2002	$42,546
2003	4,417
2004	202
2005	586
2006	368
Thereafter	—

$48,119

Note 7 - Note Payable

The note payable is secured by land, and is payable at $1 monthly, including interest of 8%.  Future principal maturities are $2 annually through 2006, and $28 thereafter.

Note 8 - Income Taxes

The components of the provision for income taxes are as follows at December 31:

	2001	2000
Current	$529	$488
Deferred benefit	(51)	(24)

Income taxes	$478	$464

The effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 follows:

	2001	2000
Deferred Tax Assets
Allowance for credit losses	$248	$219
Deferred compensation	14	12
Accumulated depreciation	28	27
Other	8	4
Total deferred tax assets	298	262

Deferred Tax Liabilities
Cash basis tax accounting	26	52
Deferred income	212	201
Unrealized gain on securities available for sale	50	9
Total deferred tax liabilities	288	262

Net deferred tax assets

$

10

$

—

The following is a reconciliation between the statutory and effective federal income tax rates for the years ended December 31:

	2001		2000
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
Income tax at statutory rate	$482	34.0%	$469	34.0%
Increase (decrease) resulting from:
Tax-exempt income	(5)	(.3)	(4)	(.2)
Other	1	—	(1)	(.1)

Total income tax expense	$478	33.7%	$464	33.7%

Note 9 - Commitments and Contingencies

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

	2001	2000
Commercial and agriculture	$6,826	$6,750
Real estate	1,250	2,959
Credit cards	2,777	3,200

	$10,853	$12,909

Outstanding commitments under letters of credit totaled $519 and $627 at December 31, 2001 and 2000, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank’s experience has been that approximately 75% of loan commitments are drawn upon by customers.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the party.  Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Collateral held varies as specified above, and is required in instances where the Bank deems necessary.

The Bank has agreements with commercial banks for lines of credit totaling approximately $4,200, and a credit line with the Federal Home Loan Bank totaling 10% of assets.  The Bank has entered into a blanket pledge agreement with the Federal Home Loan Bank to secure this credit line.  These lines were not drawn upon at December 31, 2001 or 2000.

On February 13, 1997, the Company entered into a settlement agreement with the Bank’s former president whereby the Company agreed to pay $155 for a three-year noncompete agreement and other benefits.  In addition, the executive agreed to forfeit stock options for 20,000 fully vested shares at an option price of $5 per share.  Amortization of this non-compete agreement totaled $4 for the year ended December 31, 2000 when the agreement was fully amortized.

Note 10 - Concentration of Credit Risk

The Bank has credit risk exposure, including off-balance-sheet credit risk exposure, as disclosed in Notes 4 and 9.  The ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region.  The Bank generally requires collateral on all real estate loans and typically maintains loan-to-value ratios of no greater than 75% - 80%.  Loans are generally limited, by federal and state banking regulations, to 15% of the Bank’s shareholder’s equity, excluding accumulated other comprehensive income (loss).  The Bank, as a matter of practice, generally does not extend credit to any single borrower or group of related borrowers in excess of $1,500.

The contractual amounts of credit related financial instruments such as commitments to extend credit, credit card arrangements, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

Investments in obligations of states and political subdivisions involve governmental entities within the Bank’s market area.  Letters of credit were granted primarily to commercial borrowers.

Note 11 - Stock Option Plans

Director Plans

The 1990 Director Stock Option Plan grants a director an option to purchase 12,600 shares of common stock upon initial election to the Board of Directors at an exercise price equal to the fair market value of the common stock at the date of grant.  Options are exercisable on a cumulative basis in annual installments of one-third each on the third, fourth and fifth anniversary of the date of grant.  A total of 126,000 shares of the Company’s common stock were reserved for option under this plan, of which options for 113,400 shares at $2.38 per share were granted on June 13, 1990, to expire on June 13, 2005 and options for 3,150 shares at $10.48 per share were granted April 24, 2001, to expire April 24, 2016.  Options granted in 1990 are fully vested at December 31, 2001.  Options granted in 2001 are not vested at December 31, 2001.  Options for 4,200 shares were exercised in both 2001 and 2000 under this director plan.

The 1999 Director Stock Option Plan grants a director an option to purchase shares of common stock at an exercise price which must be no less than the greater of the fair market value of the common stock or the net book value of the common stock at the time of grant.  A total of 42,000 shares of the Company’s common stock were reserved for option under this plan, of which options for 33,600 shares at $10.48 per share were granted November 21, 2000, expiring on November 21, 2015; none of these options granted are vested at December 31, 2001.

Employee Plans

In 1990 and 1999, the Company adopted plans providing for granting certain key employees options to purchase common stock.  Under the terms of the plans, options are incentive stock options (as defined in the Internal Revenue Code).  The option price will be fair market value at the date of grant or a price determined by the Board of Directors, but not less than fair value.  Options are exercisable on a cumulative basis in annual installments of one-third each on the third, fourth and fifth anniversary of the date of grant.  Pursuant to these plans, 84,000 shares are reserved for option as of December 31, 2001, of which 48,800 shares (after forfeitures) have been granted.  A total of 35,200 shares remain available for future grant under the 1999 plan at December 31, 2001.  In 2001 and 2000, options for 12,600 shares and 23,797 shares, respectively, were exercised under the employee plans.

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

	2001	2000
Net income:
As reported	$940	$913
Pro forma	855	850

Earnings per share:
Basic:
As reported	$.46	$.47
Pro forma	.42	.44
Diluted:
As reported	.44	.45
Pro forma	.41	.43

The fair value of each option grant is estimated on the date of grant, based on the Black-Scholes option pricing model and using the following weighted-average assumptions:

	2001	2000
Dividend yield	—%	—%
Expected life	10 to 15 years	10 to 15 years
Average risk-free interest rate	4.88%	5.91%

The weighted average fair value of options granted during 2001 and 2000 was $4.11 and $4.42, respectively.

A summary of the status of the Company’s stock option plans as of December 31, 2001 and 2000, and changes during the years ending on those dates, is presented below:

	2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	244,650	$5.62	242,722	$9.24
Granted	20,450	10.76	37,800	10.27
Exercised	(16,800)	2.38	(27,997)	2.38
Forfeited	(15,750)	8.47	(7,875)	8.50

Outstanding at end of year	232,550	$6.09	244,650	$5.62

Options exercisable at year-end	122,150		121,798

The following information summarizes information about stock options outstanding and exercisable at December 31, 2001:

Range of Exercise Prices

Number Outstanding

Weighted Average Remaining Contractual Life (Years)

Weighted Average Exercise Price

Number Exercisable

Weighted Average Exercise Price

$2.38 - $2.97	88,200	3.5	$2.41	88,200	$2.41
$5.24 - $6.19	47,250	5.5	5.87	32,550	5.82
$8.33 - $11.00	97,100	10.3	9.60	1,400	8.33

Note 12 — Profit Sharing Plan

The Bank’s defined contribution profit sharing plan covers substantially all employees who have completed one year or more of service.  Employees are eligible to defer up to 25% of their gross salary, with employer contributions to the Plan made at the discretion of the Board of Directors.  The Bank’s contributions for the years ended December 31, 2001 and 2000 totaled $40 and $36, respectively.

Note 13 — Deferred Compensation Agreement

In 1993 the Bank established a deferred compensation agreement with a director under which the director will defer his director fees.  At retirement he will receive a benefit of $1 per month for 120 months.  The accrued liability related to this agreement totaled $42 and $37 at December 31, 2001 and 2000, respectively.  Expenses associated with this plan were $5 and $6 in 2001 and 2000, respectively.  The Bank has also purchased a whole-life insurance policy on the director, which may be used to fund benefits under the deferred compensation agreement.

Note 14 — Employee Stock Purchase Plan

Effective July 1, 1995, the Company adopted an employee stock purchase plan whereby eligible employees can purchase common stock at the lesser of the stock’s fair market value at the beginning or the end of the plan year.  The aggregate number of shares reserved under this plan is 42,000.  No employee can purchase more than 420 shares of common stock valued at more than $11.88 per share in any plan year; 1,870 and 1,819 shares were issued at a price of $8.57 and $5.95 per share for the years ended December 31, 2001 and 2000, respectively.

Note 15 — Regulatory Matters

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

As of December 31, 2001, the most recent notification from the Bank’s regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2001
Tier 1 capital (to average assets):
Consolidated	$13,206	10.72%	$4,927	4.00%	N/A	N/A
Bank	13,111	10.64	4,927	4.00	$6,159	5.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	13,206	13.39	3,946	4.00	N/A	N/A
Bank	13,111	13.29	3,946	4.00	5,915	6.00
Total capital:
Consolidated	13,959	14.15	7,892	8.00	N/A	N/A
Bank	13,864	14.05	7,892	8.00	9,864	10.00

December 31, 2000
Tier 1 capital (to average assets):
Consolidated	$12,132	12.29%	$3,950	4.00%	N/A	N/A
Bank	12,050	12.20	3,950	4.00	$4,937	5.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	12,132	17.53	2,768	4.00	N/A	N/A
Bank	12,050	17.41	2,768	4.00	4,153	6.00
Total capital:
Consolidated	12,832	18.54	5,537	8.00	N/A	N/A
Bank	12,750	18.42	5,537	8.00	6,921	10.00

Management believes, as of December 31, 2001, that the Company and the Bank meet all capital requirements to which they are subject.

Restrictions on Retained Earnings

National banks can initiate dividend payments in a given year, without prior regulatory approval, equal to net profits, as defined, for that year plus retained net profits for the preceding two years.  The Bank can distribute as dividends to the parent company approximately $2,913 as of December 31, 2001 without regulatory approval.

Note 16 — Condensed Financial Information — Parent Company Only

Condensed Balance Sheets — December 31

	2001	2000
Assets
Cash	$83	$82
Investment in the Bank	13,208	12,068
Other assets	12	—

Total assets	$13,303	$12,150

Shareholders’ Equity	$13,303	$12,150

Condensed Statements of Income — Years Ended December 31

Operating Expenses	$(184)	$(163)

Loss before income taxes and equity in undistributed income of the Bank

(184

)

(163

)

Income Tax Benefit	63	55

Loss before equity in undistributed income of the Bank	(121)	(108)

Equity in Undistributed Income of the Bank	1,061	1,021

Net income

$

940

$

913

Condensed Statements of Cash Flows — Years Ended December 31

	2001	2000
Cash Flows from Operating Activities
Net income	$940	$913
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of covenant not to compete	—	4
Equity in undistributed income of subsidiary	(1,061)	(1,021)
Decrease in receivable from subsidiary	—	37
Other	(1)	79
Net cash provided by (used in) operating activities	(122)	12

Cash Flows from Investing Activities

Investment in subsidiary

—

(756

)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	125	795
Payment for fractional shares in stock dividend	(2)	—
Net cash provided by financing activities	123	795

Net change in cash	1	51

Cash
Beginning of year	82	31

End of year

$

83

$

Note 17 — Other Expenses

Other expenses include the following amounts which are in excess of 1% of the total of interest income and non-interest income for the years ended December 31:

	2001	2000
Professional fees	$91	$86
Data processing	361	442
Office supplies and expenses	124	103
State taxes	104	50

Note 18 — Earnings Per Share Disclosures

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Year Ended December 31, 2001

Basic earnings per share:
Net income	$940	2,061,662	$.46
Effect of dilutive securities:
Options	—	74,289	(.02)
Diluted earnings per share:
Net income	$940	2,135,951	$.44

Year Ended December 31, 2000

Basic earnings per share:
Net income	$913	1,955,518	$.47
Effect of dilutive securities:
Options	—	62,463	(.02)
Diluted earnings per share:
Net income	$913	2,017,981	$.45

The number of shares shown for “options” is the number of incremental shares that would result from exercise of options and use of the proceeds to repurchase shares at the average market price during the year.

Note 19 — Stock Dividend

On March 27, 2001, the Board of Directors announced a 5% stock dividend payable to shareholders of record as of June 15, 2001.  The average number of common shares outstanding, and earnings per share and stock option information for the year ended December 31, 2000 have been restated to show the effect of the dividend.  On March 28, 2000, the Board of Directors announced a two-for-one stock split payable to shareholders of record as of April 10, 2000.  In connection with the stock split, the par value of the Company’s common stock was changed from $1.00 per share to no par value and the number of authorized shares was increased from 5 million to 10 million.

Note 20 — Comprehensive Income

Net unrealized gains and losses include, net of tax, $100 of unrealized gains arising during 2001 and $267 of unrealized gains arising during 2000, less reclassification adjustments of $31 and $3 for gains included in net income in 2001 and 2000, respectively, as follows:

	Before- Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
2001
Unrealized holding gains arising during the year	$151	$(51)	$100
Reclassification adjustments for gains realized in net income	(31)	10	(21)

Net unrealized gains	$120	$(41)	$79

2000
Unrealized holding gains arising during the year	$404	$(137)	$267
Reclassification adjustments for losses realized in net income	3	(2)	1

Net unrealized gains	$407	$(139)	$268

Note 21 — Fair Values of Financial Instruments

The estimated fair values of the Bank’s financial instruments at December 31 were as follows:

	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and due from banks, and interest bearing deposits in banks	$17,075	$17,075	$11,285	$11,285
Securities available for sale	31,612	31,612	21,027	21,027
Federal Home Loan Bank and Federal Reserve Bank stocks	634	634	581	581
Loans receivable	68,134	68,512	64,942	63,462
Loans held for sale	1,093	1,093	536	536
Accrued interest receivable	650	650	623	623
Letters of credit	519	519	627	627

Financial Liabilities
Deposits	$112,111	$112,561	$89,577	$89,845
Long-term borrowings	38	38	40	40
Accrued interest payable	292	292	306	306

Note 22 — Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2001
Interest income	$1,962	$1,986	$2,044	$2,039
Interest expense	918	903	897	810
Net interest income	1,044	1,083	1,147	1,229

Provision for credit losses	9	27	22	27

Noninterest income	329	359	293	396
Noninterest expenses	1,113	1,055	1,131	1,078

Income before income taxes	251	360	287	520

Income taxes	85	120	96	177

Net income	$166	$240	$191	$343

Earnings per common share:
Basic	$.09	$.12	$.09	$.16
Diluted	.08	.11	.09	.16

Year Ended December 31, 2000
Interest income	$1,788	$1,835	$1,889	$1,979
Interest expense	639	698	766	834
Net interest income	1,149	1,137	1,123	1,145

Provision for credit losses	14	26	9	44

Noninterest income	214	219	251	264
Noninterest expenses	1,007	958	1,041	1,026

Income before income taxes	342	372	324	339

Income taxes	113	126	111	114

Net income	$229	$246	$213	$225

Earnings per common share:
Basic	$.12	$.12	$.11	$.12
Diluted	.12	.11	.10	.12

PART III

EXHIBITS

Exhibit No.	Description

6.5	Amended and Restated Articles of Incorporation of the registrant (1)

6.6	Amended and Restated By-laws of the registrant (2)

2.3	Amendment to the By-laws dated February 16, 2001 (2)

6.7	Mt. Rainier National Bank 1990 Employee Stock Option Plan (3)

6.8	Mt. Rainier National Bank 1990 Director Stock Option Plan (3)

6.9	Mountain Bank Holding Company 1995 Employee Stock Purchase Plan (3)

6.10	Mountain Bank Holding Company 1999 Employee Stock Option Plan (4)

6.11	1999 Employee Stock Option Agreement (4)

6.12	Mountain Bank Holding Company 1999 Director Stock Option Plan (4)

6.13	1999 Director Stock Option Agreement (4)

6.14	Independent Auditor’s Consents

(1)          Incorporated by reference to Exhibit 3.1 of the Company’s quarterly report on Form 10Q for the quarter ended June 30, 2000.

(2)          Incorporated by reference to exhibits included in the Registrant’s Annual Report on Form 10K-SB for the fiscal year ended December 31, 2000.

(3)          Incorporated by reference to exhibits included in the Registrant’s Registration Statement on Form 10K-SB, Registration No. 000-28394.

(4)          Incorporated by reference to exhibits included in the Registrant’s Annual Report on Form 10K-SB for the fiscal year ended December 31, 1999.

E-1

SIGNATURES

                In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2002.

Mountain Bank Holding Company

By:	/s/
Roy T. Brooks, Chairman of the Board & CEO

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 19th day of February, 2002.

By:	/s/
Roy T. Brooks, Chairman of the Board & CEO
(Principal Executive Officer)

By:	/s/
Sheila M. Brumley, CFO & Secretary to the Board
(Principal Accounting Officer)

By:	/s/	By:	/s/
	Susan K. Bowen-Hahto, Director		Brian W. Gallagher, Director

By:	/s/	By:	/s/
	Michael K. Jones, Director		Barry C. Kombol, Director

By:	/s/	By:	/s/
	Steve W. Moergeli, Director		John W. Raeder, Director

By:	/s/	By:	/s/
	Garrett S. Van Beek, Director		Hans R. Zurcher, Director

By:	/s/
J.B. Rupert, Director

S-1