Form 10QSB
period 2002-03-31
MOUNTAIN BANK HOLDING CO
filed 2002-05-09
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                                                For the quarterly period ended March 31, 2002

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

(360) 825-0100

(Issuer’s Telephone Number, Including Area Code)

                Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☒    No☐

                State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:           2,070,901      (March 31, 2002)

Transitional Small Business Disclosure Format:  Yes☒    No☐

PART I—Financial Information

Item 1.  Financial Statements

                The following Consolidated Financial Statements are presented for the Registrant, Mountain Bank Holding Company, and its wholly owned subsidiary, Mt. Rainier National Bank.

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2002	December 31, 2001
	(unaudited)
	(in thousands)
Assets
Cash and due from banks	$3,725	$3,620
Interest bearing deposits in banks	10,460	13,455
Securities available for sale	32,674	31,612
Federal Home Loan Bank and Federal Reserve Bank Stock	634	634
Loans held for sale	693	1,093

Loans	71,691	68,887
Less allowance for possible credit losses	(784)	(753)
Loans, net	70,907	68,134

Premises and equipment	4,469	3,545
Accrued interest receivable	667	650
Bank owned life insurance	3,042	3,031
Other assets	190	107
Total assets	$127,461	$125,881

Liabilities
Deposits:
Non-interest bearing	$17,527	$17,009
Savings and interest-bearing demand	49,436	46,983
Time	46,608	48,119
Total deposits	113,571	112,111
Accrued interest payable	272	292
Long-term debt	38	38
Other liabilities	207	137
Total liabilities	114,088	112,578

Shareholders’ Equity
Common stock (no par value); authorized 10,500,000 shares; issued and outstanding: 2002—2,070,901 shares; 2001—2,067,401 shares	1,035	1,034
Paid-in capital	8,705	8,698
Retained earnings	3,748	3,474
Accumulated other comprehensive income(loss)	(115)	97
Total shareholders’ equity	13,373	13,303

Total liabilities and shareholders’ equity	$127,461	$125,881

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2002	2001
	(in thousands, except per share data)
Interest Income
Loans	$1,573	$1,577
Securities available for sale	370	308
Interest bearing deposits in banks	48	137
Total interest income	1,991	2,022

Interest Expense
Deposits	689	917
Note payable	1	1
Total interest expense	690	918

Net interest income	1,301	1,104

Provision for credit losses	41	9

Net interest income after provision for credit losses	1,260	1,095

Noninterest income
Service charges on deposit accounts	126	131
Gains on loans sold	69	67
Commission income on sale of non-deposit products	15	23
Gain on sales of securities available for sale	17	2
Other	94	46
Total noninterest income	321	269

Noninterest expense
Salaries and employee benefits	706	657
Occupancy and equipment	144	139
Other	320	317
Total noninterest expenses	1,170	1,113

Income before income taxes	411	251

Income taxes	(137)	(85)

Net income	$274	$166

Per share data:
Basic earnings per share	$0.13	$0.08
Diluted earnings per share	$0.13	$0.08
Weighted average number of common shares outstanding, including dilutive stock options	2,162,628	2,142,435

Return on average assets	0.87%	0.64%

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2000	$973	$7,543	$3,616	$18	$12,150

Sale of Common Stock	$3	$66			69

Exercise of Options	$2	$8			10

Comprehensive income:
Net income	—	—	166	—	166
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale, net of reclassification adjustment				73	73

Comprehensive Income					239

Balance at March 31, 2001	$978	$7,617	$3,782	$91	$12,468

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2001	$1,034	$8,698	$3,474	$97	$13,303

Exercise of Options	$1	$7			8

Comprehensive income:
Net income	—		274		274
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale, net of reclassification adjustment				(212)	(212)

Comprehensive Income					62

Balance at March 31, 2002	$1,035	$8,705	$3,748	$(115)	$13,373

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS(Unaudited)

	Three Months Ended March 31,
	2000	2001
	(in thousands)
Net income	$274	$166
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	41	9
Depreciation	84	83
Gain on sales of securities available for sale	(17)	(2)
Amortization, net of accretion	75	11
Gain on loans sold	(69)	(127)
Originations of loans held for sale	(6,119)	(7,207)
Proceeds from sales of loans	6,588	6,702
Other	50	147
Net cash provided by(used in) operating activities	907	(218)

Cash Flows from Investing Activities
Net (increase)decrease in Federal funds sold	2,995	(5,765)
Purchase of securities available for sale and Federal Reserve Bank stock	(7,439)	(7,000)
Proceeds from maturities and sales of securities available for sale	5,996	5,877
Increase in loans, net of principal collections	(2,814)	(117)
Additions to premises and equipment	(1,008)	(17)
Net cash used in investing activities	(2,270)	(7,022)

Cash Flows from Financing
Net increase in deposits	1,460	7,120
Repayment of note payable	—	—
Common stock sold	8	79
Net cash provided by financing activities	1,468	7,199

Net increase(decrease) in cash	105	(41)

Cash and due from Banks
Beginning of period	3,620	3,947
End of period	$3,725	$3,906

Supplemental Disclosures of Cash Flow Information
Interest paid	$710	$867
Income taxes paid	$137	$85

Supplemental Schedule of Non-Cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	(212)	73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1—Basis of Presentation

                The unaudited consolidated financial statements include the accounts of Mountain Bank Holding Company (the Company) and its wholly owned subsidiary, Mt. Rainier National Bank (the Bank).  The consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with general practice within the banking industry.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Significant intercompany transactions and amounts have been eliminated.  In the opinion of management, all adjustments (consisting only of recurring accruals) necessary for a fair presentation are reflected in the financial statements.  Reference is hereby made to the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.  The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 2002.

Note 2—Earnings Per Common Share

                Basic earnings per share are based on the average number of common shares outstanding, assuming no dilution.  Diluted earnings per common share are computed assuming the exercise of stock options.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended March 31, 2001
Basic earnings per share:
Net Income	$166	2,048,997	$0.08
Effect of dilutive securities:
Options	—	93,488	0
Diluted earnings per share:
Net Income	$166	2,142,435	$0.08

Three months ended March 31, 2002
Basic earnings per share:
Net Income	$274	2,070,551	$0.13
Effect of dilutive securities:
Options	—	92,077	0
Diluted earnings per share:
Net Income	$274	2,162,628	$0.13

Earnings per share for the quarter ended March 31, 2001 have been restated from amounts previously reported to reflect a 5%  stock dividend effective June 15, 2001.

Note 3—Subsequent Event: Common Stock Offering

The Company commenced an offering of up to 60,000 shares of its common stock at $12.50 per share on April 10, 2002.  The proceeds of the offering will be used to pay for construction and other costs associated with the opening of the Bank’s new Maple Valley branch and to acquire land in Sumner, Washington for future branch expansion.

PART II - Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

(a)                                  Mountain Bank Holding Company’s Annual Shareholders’ Meeting was held on March 26, 2002.

(b)                                 A brief description of each matter voted upon at the Annual Shareholders’ Meeting held on March 26, 2002, and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee for office is presented below:

1)              Election of  (3) Directors for terms expiring in 2005 or until their successors have been elected and qualified.

Director:
Brian W. Gallagher
Votes cast for:	1,397,379
Votes cast against:	8,552
Votes withheld:	0

Michael K. Jones
Votes cast for:	1,397,589
Votes cast against:	8,342
Votes withheld:	0

Hans Rudy Zurcher
Votes cast for:	1,403,306
Votes cast against:	0
Votes withheld:	0

                The following directors are continuing in office:

                Directors with terms expiring in 2003:

                Roy T. Brooks

                Susan K. Bowen-Hahto

                Steve W. Moergeli

                Directors with terms expiring in 2004:

                Barry C. Kombol

                John W. Raeder

                J.B. Rupert

                Garrett S. Van Beek

2)              Ratification of the appointment of McGladrey & Pullen, LLP, Certified Public Accountants, as the independent auditors for the Company and its subsidiaries for the 2002 fiscal year.

Votes cast for:	1,405,931
Votes cast against:	0
Votes withheld:	0

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