Form 10QSB
period 2002-06-30
MOUNTAIN BANK HOLDING CO
filed 2002-07-31
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒                                             Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                                            For the quarterly period ended June 30, 2002

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

Yes☒     No☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  2,138,963   (June 30, 2002)

Transitional Small Business Disclosure Format:  Yes☒   No☐

PART I - Financial Information

Item 1.  Financial Statements

The following Consolidated Financial Statements are presented for the Registrant, Mountain Bank Holding Company, and its wholly owned subsidiary, Mt. Rainier National Bank.

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS  (Unaudited)

	June 30, 2002	December 31, 2001

	(in thousands)
Assets
Cash and due from banks	$3,862	$3,620
Interest bearing deposits at other financial institutions	13,064	13,455
Securities available for sale	30,685	31,612
Federal Home Loan Bank and Federal Reserve Bank Stock	699	634
Loans held for sale	622	1,093

Loans	72,782	68,887
Less allowance for possible credit losses	(826)	(753)
Loans, net	71,956	68,134

Premises and equipment	4,577	3,545
Accrued interest receivable	612	650
Bank owned life insurance	3,461	3,031
Other assets	39	107
Total assets	$129,577	$125,881

Liabilities
Deposits:
Non-interest bearing	$17,365	$17,009
Savings and interest-bearing demand	50,274	46,983
Time	46,601	48,119
Total deposits	114,240	112,111
Accrued interest payable	262	292
Long-term debt	37	38
Other liabilities	270	137
Total liabilities	114,809	112,578

Shareholders' Equity
Common stock (no par value); authorized 10,500,000 shares; issued and outstanding: 2002 - 2,138,963 shares; 2001 -2,067,401 shares	1,069	1,034
Paid-in capital	9,412	8,698
Retained earnings	4,010	3,474
Accumulated other comprehensive income	277	97
Total shareholders' equity	14,768	13,303

Total liabilities and shareholders' equity	$129,577	$125,881

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
	(in thousands, except per share data)		(in thousands, except per share data)
Interest Income
Loans	$1,556	$1,607	$3,129	$3,184
Securities available for sale	365	329	735	637
Interest bearing deposits at other financial institutions	51	122	99	259
Total interest income	1,972	2,058	3,963	4,080

Interest Expense
Deposits	649	902	1,338	1,819
Note payable	1	1	2	2
Total interest expense	650	903	1,340	1,821

Net interest income	1,322	1,155	2,623	2,259

Provision for credit losses	(47)	(27)	(88)	(36)

Net interest income after provision for credit losses	1,275	1,128	2,535	2,223

Noninterest income
Service charges on deposit accounts	136	132	262	263
Gains on loans sold	56	64	125	131
Commission income on sale of non-deposit products	10	39	25	62
Gain on sales of securities available for sale	12	—	29	2
Other	89	52	183	98
Total noninterest income	303	287	624	556

Noninterest expense
Salaries and employee benefits	662	589	1,368	1,246
Occupancy and equipment	166	136	310	275
Other	360	330	680	647
Total noninterest expenses	1,188	1,055	2,358	2,168

Income before income taxes	390	360	801	611

Income taxes	(128)	(120)	(265)	(205)

Net income	$262	$240	$536	$406

Per share data:
Basic earnings per share	$0.13	$0.12	$0.26	$0.20
Diluted earnings per share	$0.12	$0.11	$0.25	$0.19
Weighted average number of common shares outstanding, including dilutive stock options	2,179,642	2,143,552	2,167,073	2,137,212

Return on average assets	0.83%	0.90%	0.86%	0.76%

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Gain	Total
Balance at December 31, 2000	$973	$7,543	$3,616	$18	$12,150

Sale of common stock under employee stock purchase plan	1	15	—	—	16

Exercise of Options	8	32	—	—	40

Sale of Common Stock	3	66			69

5% stock dividend	49	1,031	(1,082)		(2)

Comprehensive income:
Net income			406	—	406
Other comprehensive income,
net of tax:
Change in fair value of securities
available for sale, net of reclassification				68	68
adjustment

Comprehensive Income					474

Balance at June 30, 2001	$1,034	$8,687	$2,940	$86	$12,747

	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive Gain	Total
Balance at December 31, 2001	$1,034	$8,698	$3,474	$97	$13,303

Sale of common stock under employee stock purchase plan	1	18	—	—	19

Exercise of Options	4	27	—	—	31

Sale of Common Stock	30	669			699

Comprehensive income:
Net income			536	—	536
Other comprehensive income,
net of tax:
Change in fair value of securities
available for sale, net of reclassification				180	180
adjustment

Comprehensive Income					716

Balance at June 30, 2002	$1,069	$9,412	$4,010	$277	$14,768

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS   (Unaudited)

	Six Months Ended
	June 30,
	2002	2001
	(in thousands)

Net income	$536	$406
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	88	36
Depreciation	180	165
Gain on sales of securities available for sale	(29)	(2)
Amortization, net of accretion	141	38
Stock dividend received	(13)	(12)
Bank owned life insurance income	(86)	-
Gain on loans sold	(125)	(131)
Originations of loans held for sale	(11,240)	(14,687)
Proceeds from sales of loans	11,836	14,524
Other (increase)decrease	116	9
Net cash provided by operating activities	1,404	346

Cash Flows from Investing Activities
Net (increase)decrease in interest bearing deposits in banks	391	(4,000)
Purchase of securities available for sale and Federal Reserve Bank Stock	(7,985)	(14,926)
Proceeds from maturities and sales of securities available for sale	9,021	9,886
Increase in loans, net of principal collections	(3,910)	(609)
Additions to premises and equipment	(1,212)	(114)
Purchase of life insurance	(344)	-
Net cash used in investing activities	(4,039)	(9,763)

Cash Flows from Financing
Net increase in deposits	2,129	8,646
Repayment of note payable	(1)	(1)
Common stock sold	749	125
Net cash provided by financing activities	2,877	8,770

Net increase(decrease) in cash	242	(647)
`
Cash and due from banks
Beginning of period	3,620	3,947
End of period	$3,862	$3,300

Supplemental Disclosures of Cash Flow Information
Interest paid	$1,370	$1,790
Income taxes paid	$265	$240

Supplemental Schedule of Non-Cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	180	68

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated condensed financial statements include the accounts of Mountain Bank Holding Company (the Company) and its wholly owned subsidiary, Mt. Rainier National Bank (the Bank).  The consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information and with general practice within the banking industry.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Significant intercompany transactions and amounts have been eliminated.  In the opinion of management, all adjustments (consisting only of recurring accruals) necessary for a fair presentation are reflected in the financial statements.  Reference is hereby made to the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.  The results of operations for the six months ended June 30, 2002, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 2002.

Note 2 - Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Note  3 - Earnings Per Common Share

Basic earnings per share are based on the average number of common shares outstanding, assuming no dilution.  Diluted earnings per common share are computed assuming the exercise of stock options.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Six months ended June 30, 2001
Basic earnings per share: Net Income	$406	2,056,748	$0.20
Effect of dilutive securities: Options	—	80,464	(.01)
Diluted earnings per share: Net Income	$406	2,137,212	$0.19

Six months ended June 30, 2002
Basic earnings per share: Net Income	$536	2,082,735	$0.26
Effect of dilutive securities: Options	—	84,338	(.01)
Diluted earnings per share: Net Income	$536	2,167,073	$0.25

7

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended June 30, 2001
Basic earnings per share: Net Income	$240	2,063,088	$0.12
Effect of dilutive securities: Options	—	80,464	(.01)
Diluted earnings per share: Net Income	$240	2,143,552	$0.11

Three months ended June 30, 2002
Basic earnings per share: Net Income	$262	2,094,785	$0.13
Effect of dilutive securities: Options	—	84,857	(.01)
Diluted earnings per share: Net Income	$262	2,179,642	$0.12

Note 4 — Common Stock Offering

On April 10, 2002, the Company offered for sale 60,000 shares of no par value common stock at a subscription price of $12.50 per share.  The offering was successfully completed on April 29,  2002.

8

Item 6.  Exhibits and Reports on Form 8-K

(a)           Reports on Form 8-K:

                None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOUNTAIN BANK HOLDING COMPANY
(Registrant)

Dated:	July 26, 2002	/s/ Roy T. Brooks
Roy T. Brooks, President and Chief Executive Officer

Dated:	July 26, 2002	/s/ Sheila Brumley
Sheila Brumley, Chief Financial Officer

9