Form 10QSB/A
period 2002-06-30
MOUNTAIN BANK HOLDING CO
filed 2002-08-14
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB/A

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

Transitional Small Business Disclosure Format:  Yes  ☒     No  ☐

Item 6.  Exhibits and Reports on Form 8-K

 (a)          Reports on Form 8-K:

                None

(b)                               Exhibit 99 — Section 906 Certification

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.

MOUNTAIN BANK HOLDING COMPANY

(Registrant)

Dated: August 8, 2002	/s/ Roy T. Brooks

Roy T. Brooks, President and Chief Executive Officer

Dated: August 8, 2002	/s/ Sheila M. Brumley

Sheila M. Brumley, SVP and Chief Financial Officer