Form 10QSB
period 2002-09-30
MOUNTAIN BANK HOLDING CO
filed 2002-11-06
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒                                             Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                                            For the quarterly period ended September 30, 2002

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

Yes    ☒      No ☐

                State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,140,663      (October 31, 2002)

Transitional Small Business Disclosure Format:  Yes   ☒    No  ☐

PART I - Financial Information

Item 1.  Financial Statements

                The following Consolidated Financial Statements are presented for the Registrant, Mountain Bank Holding Company, and its wholly owned subsidiary, Mt. Rainier National Bank.

Consolidated Condensed Balance Sheets as of September 30, 2002, and December 31, 2001
Consolidated Condensed Statements of Income for the nine months and the three months ended September 30, 2002 and 2001
Consolidated Condensed Statements of Shareholders’ Equity for the nine months ended September 30, 2002 and 2001
Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2002 and 2001
Notes to consolidated condensed financial statements
Item 4. Controls and Procedures
PART II — Other Information
Item 6. Exhibits and Reports on Form 8-K
Signatures and Certifications

Item 1.  Financial Statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS  (Unaudited)

	September 30,	December 31,
	2002	2001
	(in thousands)
Assets
Cash and due from banks	$1,194	$3,620
Interest bearing deposits at other financial institutions	16,820	13,455
Securities available for sale	30,322	31,612
Federal Home Loan Bank, Federal Reserve Bank Stock and Bankers Bank Stock	725	634
Loans held for sale	1,136	1,093

Loans	78,691	68,887
Less allowance for possible credit losses	(845)	(753)
Loans, net	77,846	68,134

Premises and equipment	4,790	3,545
Accrued interest receivable	611	650
Bank owned life insurance	3,127	3,031
Other assets	472	107
Total assets	$137,043	$125,881

Liabilities
Deposits:
Non-interest bearing	$19,613	$17,009
Savings and interest-bearing demand	53,278	46,983
Time	48,389	48,119
Total deposits	121,280	112,111
Accrued interest payable	252	292
Long-term debt	37	38
Other liabilities	249	137
Total liabilities	121,818	112,578

Shareholders’ Equity
Common stock (no par value); authorized 10,500,000 shares; issued and outstanding: 2002 — 2,140,663 shares; 2001 —2,067,401 shares	1,070	1,034
Paid-in capital	9,419	8,698
Retained earnings	4,324	3,474
Accumulated other comprehensive income	412	97
Total shareholders’ equity	15,225	13,303

Total liabilities and shareholders’ equity	$137,043	$125,881

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2002	2001	2002	2001
	(in thousands, except per share data)		(in thousands, except per share data)
Interest Income
Loans	$1,669	$1,573	$4,798	$4,757
Securities available for sale	325	391	1,060	1,028
Interest bearing deposits at other financial institutions	63	112	162	371
Total interest income	2,057	2,076	6,020	6,156

Interest Expense
Deposits	628	897	1,966	2,716
Long term debt	—	—	2	2
Total interest expense	628	897	1,968	2,718

Net interest income	1,429	1,179	4,052	3,438

Provision for credit losses	(46)	(22)	(134)	(58)

Net interest income after provision for credit losses	1,383	1,157	3,918	3,380

Noninterest income
Service charges on deposit accounts	147	130	409	393
Gains on loans sold	64	56	189	187
Commission income on sale of non-deposit products	15	31	40	93
Gain on sales of securities available for sale	—	1	29	3
Other	96	43	279	141
Total noninterest income	322	261	946	817

Noninterest expense
Salaries and employee benefits	763	663	2,131	1,909
Occupancy and equipment	181	158	491	433
Other	347	310	1,027	957
Total noninterest expenses	1,291	1,131	3,649	3,299

Income before income taxes	414	287	1,215	898

Income taxes	(100)	(96)	(365)	(301)

Net income	$314	$191	$850	$597

Per share data:
Basic earnings per share	$0.15	$0.09	$0.40	$0.29
Diluted earnings per share	$0.14	$0.09	$0.39	$0.28
Weighted average number of common shares outstanding, including dilutive stock options	2,232,484	2,166,151	2,185,344	2,158,389

Return on average assets	0.98%	0.90%	0.89%	0.76%

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Gain	Total
Balance at December 31, 2000	$973	$7,543	$3,616	$18	$12,150

Sale of common stock under employee stock purchase plan	1	15	—	—	16

Exercise of Options	8	32	—	—	40

Sale of Common Stock	3	66			69

5% stock dividend	49	1,031	(1,082)		(2)

Comprehensive income:
Net income			597	—	597
Other comprehensive income, net of tax:
Change in fair value of securities available for sale, net of reclassification adjustment				286	286

Comprehensive Income					883

Balance at September 30, 2001	$1,034	$8,687	$3,131	$304	$13,156

	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Gain	Total
Balance at December 31, 2001	$1,034	$8,698	$3,474	$97	$13,303

Sale of common stock under employee stock purchase plan	1	18	—	—	19

Exercise of Options	5	34	—	—	39

Sale of Common Stock	30	669			699

Comprehensive income:
Net income			850	—	850
Other comprehensive income, net of tax:
Change in fair value of securities available for sale, net of reclassification adjustment				315	315

Comprehensive Income					1,165

Balance at September 30, 2002	$1,070	$9,419	$4,324	$412	$15,225

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS   (Unaudited)

	Nine Months Ended
	September 30,
	2002	2001
	(in thousands)

Net income	$850	$597
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	134	58
Depreciation	286	255
Gain on sales of securities available for sale	(29)	(3)
Amortization, net of accretion	216	72
Stock dividend received	(19)	(32)
Bank owned life insurance income	(96)	—
Gain on loans sold	(189)	(291)
Originations of loans held for sale	(17,952)	(18,643)
Proceeds from sales of loans	18,098	19,143
Other (increase)decrease	(415)	352
Net cash provided by operating activities	884	1,508

Cash Flows from Investing Activities
Net (increase)decrease in interest bearing deposits in banks	(3,365)	(4,420)
Purchase of securities available for sale and Federal Reserve Bank Stock	(11,045)	(23,514)
Proceeds from maturities and sales of securities available for sale	12,553	14,572
Increase in loans, net of principal collections	(9,847)	(4,024)
Additions to premises and equipment	(1,531)	(120)
Net cash used in investing activities	(13,235)	(17,506)

Cash Flows from Financing
Net increase in deposits	9,169	15,993
Repayment of note payable	(1)	(1)
Cash paid on fractional shares	—	(2)
Common stock sold	757	125
Net cash provided by financing activities	9,925	16,115

Net increase(decrease) in cash	(2,426)	117
`
Cash and due from banks
Beginning of period	3,620	3,947
End of period	$1,194	$4,064

Supplemental Disclosures of Cash Flow Information
Interest paid	$2,008	$2,679
Income taxes paid	$365	$301

Supplemental Schedule of Non-Cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	315	286
Stock dividend paid		1082

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

                The unaudited consolidated condensed financial statements include the accounts of Mountain Bank Holding Company (the Company) and its wholly owned subsidiary, Mt. Rainier National Bank (the Bank).  The consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with general practice within the banking industry.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Significant intercompany transactions and amounts have been eliminated.  In the opinion of management, all adjustments (consisting only of recurring accruals) necessary for a fair presentation are reflected in the financial statements.  Reference is hereby made to the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.  The results of operations for the nine months ended September 30, 2002, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 2002.

Note 2 — Use of Estimates in the Preparation of Financial Statements

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Note  3 - Earnings Per Common Share

                Basic earnings per share are based on the average number of common shares outstanding, assuming no dilution.  Diluted earnings per common share are computed assuming the exercise of stock options.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Nine months ended September 30, 2001
Basic earnings per share:
Net Income	$597	2,059,639	$0.29
Effect of dilutive securities:
Options	—	98,750	(.01)
Diluted earnings per share:
Net Income	$597	2,158,389	$0.28

Nine months ended September 30, 2002
Basic earnings per share:
Net Income	$850	2,101,950	$0.40
Effect of dilutive securities:
Options	—	83,394	(.01)
Diluted earnings per share:
Net Income	$850	2,185,344	$0.39

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended September 30, 2001
Basic earnings per share:
Net Income	$191	2,067,401	$0.09
Effect of dilutive securities:
Options	—	98,750	-0-
Diluted earnings per share:
Net Income	$191	2,166,151	$0.09

Three months ended September 30, 2002
Basic earnings per share:
Net Income	$314	2,139,753	$0.15
Effect of dilutive securities:
Options	—	92,731	(.01)
Diluted earnings per share:
Net Income	$314	2,232,484	$0.14

Note 4 — Common Stock Offering

                On April 10, 2002, the Company offered for sale 60,000 shares of no par value common stock at a subscription price of $12.50 per share.  The offering was successfully completed on April 29,  2002.

Note 5 - Subsequent Event

On October 29, 2002, the subsidiary bank, Mt. Rainier National Bank increased the reserve for credit losses by $150,000 to replenish the reserve after the charge off of a real estate loan in which the property had been contaminated by the borrower.  A meeting with the County Prosecutors Office on October 25, 2002 revealed the property’s value did not support the cost estimates to clean up the waste.  There is a possibility of a partial recovery from the co-borrower.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

                The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c)  and 15d-14(c) as of a date within 90 days before the filing date of this quarterly report.   Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the report we file or submit under the Exchange Act.

Changes in Internal Controls

                There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

Item 6.  Exhibits and Reports on Form 8-K

(a)                              Reports on Form 8-K:

None

(b)                             Exhibit 99 — Section 906 Certification

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOUNTAIN BANK HOLDING COMPANY

(Registrant)

Dated:	November 4, 2002	/s/ Roy T. Brooks
Roy T. Brooks, President and Chief Executive Officer

Dated:	November 4, 2002	/s/ Sheila M. Brumley
Sheila Brumley, Chief Financial Officer

CERTIFICATION

I, Roy T. Brooks, President and CEO, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Mountain Bank Holding Company;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

/s/ Roy T. Brooks
Roy T. Brooks, President & CEO

CERTIFICATION

I, Sheila M. Brumley, SVP & CFO, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Mountain Bank Holding Company;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

/s/ Sheila M. Brumley
Sheila M. Brumley, SVP & Chief Financial Officer