Form 10KSB
period 2002-12-31
MOUNTAIN BANK HOLDING CO
filed 2003-03-03
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

Commission File Number: 0-28394

MOUNTAIN BANK HOLDING COMPANY

(exact name of registrant as specified in its charter)

WASHINGTON	91-1602736
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification Number)

501 Roosevelt Avenue, PO Box 98, Enumclaw, WA	98022
(address of principal executive offices)	(zip code)

(360) 825-0100

Registrant’s telephone number:

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

(title of class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB  ☒

State the issuer’s revenues for its most recent fiscal year: $9,520,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: at January 31, 2003—$25,111,058

Number of shares of common stock outstanding as of January 31, 2003: 2,149,813

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated by reference into Part I of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format:  Yes   ☒  No  ☐

Part I

(ITEMS 6-11, FORM 1-A, MODEL B)

i

Part I

(ITEMS 6-11, FORM 1-A, MODEL B)

(continued)

ii

FORM 10-KSB AMENDMENT NO. 2

TRANSITIONAL SMALL BUSINESS ISSUER

DISCLOSURE PURSUANT TO ALTERNATIVE 2

PART I

(ITEMS 6-11, MODEL B, FORM 1-A)

ITEM 6. DESCRIPTION OF BUSINESS

General

Mountain Bank Holding Company (“Mountain Bank Holding”) is a Washington corporation formed in 1993 primarily to hold all of the Common Stock of Mt. Rainier National Bank (“Mt. Rainier Bank”), a National Banking Association organized under the laws of the United States. Mt. Rainier Bank provides personal and commercial banking and related financial services at its main office located in Enumclaw, Washington, and from four branch offices located in Buckley, Black Diamond, Auburn, and Maple Valley, Washington. Mountain Bank Holding is regulated by the Federal Reserve Board (the “FRB”) under the Bank Holding Company Act of 1956, as amended. A bank holding company is generally defined as a company that has direct or indirect control of a bank. Mountain Bank Holding qualifies as a bank holding company because it owns one hundred percent (100%) of the outstanding securities of Mt. Rainier Bank. At December 31, 2002, Mountain Bank Holding reported on a consolidated basis total assets of $143,174,000, total deposits of $127,011,000, and shareholders’ equity of $15,541,000.

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

Business

Mt. Rainier Bank, through its main office and four branches, offers a full line of commercial banking services including checking accounts, savings programs, ATMs, night depository services, customer safe deposit box facilities, consumer loans, residential loans, commercial loans, real estate and construction loans and agriculture loans, NOW accounts and certificates of deposit.

The principal sources of Mt. Rainier Bank’s revenues are: (i) interest and fees on loans; (ii) deposit service charges; (iii) interest on deposits in other banks (generally on an overnight basis); (iv) gains on mortgages originated and sold to the secondary market; (v) interest on investments, and (vi) fees from sales of non-deposit investment products. Loans include short-to-medium-term commercial and consumer loans, including operating loans and lines, equipment loans, automobile loans, recreational vehicle and truck loans, personal loans and lines of credit, home improvement and rehabilitation loans, VISA national credit cards, and residential mortgage lending. Mt. Rainier Bank also offers safe deposit boxes, direct deposit of payroll and social security checks, automated teller machine access, debit cards, automatic drafts for various accounts, telephone banking, Internet banking and bill payment services. Mt. Rainier Bank has a night depository and an ATM, as well as drive-up services, at each of its offices.

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

Service Area

Mt. Rainier Bank’s primary service area is South King County and East Pierce County, including Enumclaw, Buckley, Black Diamond, Auburn, Maple Valley and surrounding communities. Enumclaw’s population is 11,100, having experienced 46% growth since 1990. Enumclaw is primarily considered a residential community, with most growth in single family residences. The local economy is dependent upon the forest products industry, farming, and tourism. Buckley has experienced less growth with a population of 4,410. Buckley is a residential community with very little business growth in the past few years. Black Diamond is now experiencing increased growth, with a population of 4,035, up from 1,760 in 1990. Auburn is a larger community with a population of 45,010, up from 35,230 in 1990. Maple Valley has increased its population to 16,165 from 10,500 in 1997 when it became a city.

Employees

As of December 31, 2002, Mountain Bank Holding employed a full-time President and CEO and a half-time Chief Financial Officer. As of the same date, Mt. Rainier Bank had 61 full-time-equivalent employees, including three Executive Officers. None of Mt. Rainier Bank’s employees is presently represented by a union or covered by a collective bargaining agreement. Mt. Rainier Bank considers its relationships with its employees to be good.

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

Products and Services

In conjunction with the growth of its asset base, Mt. Rainier Bank has introduced new products and services to position itself to compete in its highly competitive market. Mt. Rainier Bank’s customers demand not only a wide range of financial products but also efficient and convenient service. In response to these demands, Mt. Rainier Bank has developed a mix of products and services utilizing technology available to the banking industry such as telephone banking, internet banking, bill payment services and automated teller machines. Additionally, Mt. Rainier Bank offers a wide range of commercial and retail banking products and services to its customers. Deposit accounts include certificates of deposit, individual retirement accounts and other time deposits, checking and other demand deposit accounts, interest-bearing checking accounts, savings accounts and money market accounts. Loans include residential real estate, commercial, financial and real estate construction and development, installment and consumer loans. Other products and services include: credit related insurance; ATMs, safe deposit boxes and non-deposit investment products.

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

Lending Activities

The two main areas in which Mt. Rainier Bank has directed its lendable funds are commercial and real estate loans. At December 31, 2002, these categories accounted for approximately 24% and 69%, respectively, of Mt. Rainier Bank’s total loan portfolio. Mt. Rainier Bank’s major source of income is interest and fees charged on loans.

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

In general, Mt. Rainier Bank is permitted by law to make loans to single borrowers in aggregate amounts of up to fifteen percent (15%) of Mt. Rainier Bank’s unimpaired capital and unimpaired surplus. Mt. Rainier Bank, on occasion, sells participations in loans when necessary to stay within lending limits or to otherwise limit Mt. Rainier Bank’s exposure. Mt. Rainier Bank’s goal is to reduce the risk of undue concentrations of loans to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2002, no such concentration exceeded 10% of Mt. Rainier Bank’s loan portfolio, although approximately 3% of Mt. Rainier Bank’s loan portfolio consisted of agricultural loans and approximately 7% of interim real estate construction loans. Mt. Rainier Bank has no loans to foreign countries and its policy is to lend within Washington State, however Mt. Rainier Bank does have some loans to out-of-state borrowers.

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

Held to Maturity securities include debt securities that Mt. Rainier Bank has positive intent and ability to hold to maturity; these securities are reported at amortized cost. As of December 31, 2002, Mt. Rainier Bank held no securities as Held to Maturity.

Trading Securities include debt and equity securities that are purchased and held solely for the purpose of selling them in the short-term future for trading profits. Trading Securities are reported at fair market value with unrealized gains and losses included in earnings. As of December 31, 2002, Mt. Rainier Bank held no securities as Trading Securities.

Available for Sale securities include those which may be sold to implement Mt. Rainier Bank’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. These securities are reported at fair market value with unrealized gains and losses excluded from the earnings and reported as a separate component of shareholders’ equity. All of Mt. Rainier Bank’s investment securities at December 31, 2002, were classified as Available for Sale.

As a national bank and member of the Federal Reserve System, Mt. Rainier Bank is required to have $284,000 invested in Federal Reserve Bank Stock. Also, as a member of the Federal Home Loan Bank, Mt. Rainier Bank is required to keep $387,000 in stock. This portion of Mt. Rainier Bank’s investment portfolio is not liquid.

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

The composition of the loan portfolio (excluding loans held for sale, which are normally held only for a short period) is summarized as follows:

LOAN PORTFOLIO—TYPES OF LOANS

	December 31, 2002		December 31, 2001
	Amounts	Percent of Total Loans	Amounts	Percent of Total Loans
	(dollars in thousands)
Commercial and Agricultural	$20,510	24.93%	$18,483	26.83%
Real Estate:
Construction	5,602	6.81%	5,506	7.99%
Mortgage	50,391	61.26%	39,583	57.46%
Consumer	5,758	7.00%	5,315	7.72%

Total Loans	$82,261	100.00%	$68,887	100.00%

LOAN PORTFOLIO—MATURITIES AND SENSITIVITIES ON LOANS

	One Year Or Less	Over One Through Five Years	Maturing After Five Years	TOTAL
	(in thousands)
	Amount	Fixed	Fixed
Commercial and Agricultural	$10,236	$8,820	$1,454	$20,510
Real Estate
Construction	4,735	0	867	5,602
Mortgage	7,262	27,866	15,263	50,391
Consumer	1,223	3,827	708	5,758

Total	$23,456	$40,513	$18,292	$82,261

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

Applicable regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectable and of such little value that continuance as an asset of the institution is not warranted. When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets. When an insured institution classifies problem assets as loss, it charges off the balance of the asset against the allowance for loan losses. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. The Bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the OCC and can order the establishment of additional loss allowances.

The loan portfolio is regularly reviewed and management determines the amount of loans to be charged off. In addition, such factors as Mt. Rainier Bank’s previous loan loss experience, prevailing economic conditions, industry concentrations and the overall quality of the loan portfolio are considered. While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as part of their examination process, periodically review the allowances for losses on loans and foreclosed real estate. Such agencies may require Mt. Rainier Bank to recognize additions to the allowances based on their judgments about information available at the time of their examinations. In addition, any loan or portion of a loan that is classified as a ‘loss’ by regulatory examiners is charged-off.

The allowance for credit losses is maintained at a level management considers adequate to provide for probable losses based on evaluating known and inherent risks in the loan portfolio. The allowance is reduced by loans charged off and increased by provisions charged to earnings and recoveries on loans previously charged off. The allowance is based on management’s periodic evaluation of factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The allowance for credit losses is estimated by management based on historical loss experience and known changes within the loan portfolio at the measurement date. The provision that is charged to income is the amount needed to maintain an adequate allowance for credit losses. The allowance for credit losses at December 31, 2002 was $852,000 or 1.04% of loans outstanding. The allowance for credit losses at year end 2001 was $753,000 or 1.09% of loans outstanding. The following table presents data related to Mt. Rainier Bank’s allowance for credit losses for the years ended December 31, 2002 and 2001:

SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION

	Year Ended December 31, 2002	Year Ended December 31, 2001
	(dollars in thousands)
Allowance for credit losses (beginning of period)	$753	$700

Loans charged off:
Commercial and agricultural	10	13
Real estate construction	0	0
Real estate mortgage	221	0
Consumer	47	25

Total	278	38
Recoveries of loans previously charged off:
Commercial and agricultural	10	0
Real estate construction	0	0
Real estate mortgage	0	0
Consumer	7	6

Total	17	6

Net loans charged off	261	32

Provision for possible loan losses	360	85

Allowance for possible credit losses (end of period)	852	753

Loans outstanding:
Average	$74,940	$67,875
End of period	82,261	68,887
Ratio of allowance for loan loss to total loans outstanding
Average	1.14%	1.11%
End of period	1.04%	1.09%
Ratio of net charge-offs to average loans outstanding	0.35%	0.05%

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES BY LOAN CLASSIFICATION

The allowance for credit losses, in management’s judgement, is allocated as follows to cover probable loan losses:

	December 31, 2002		December 31, 2001
	Allocation of allowance for credit losses	% of loans to total loans	Allocation of allowance for credit losses	% of loans to total loans
Commercial and agriculture	$395	24.93%	$422	26.83%
Real estate construction	41	6.81%	34	7.99%
Real estate mortgage	272	61.26%	181	57.46%
Consumer	144	7.00%	116	7.72%

Total	$852	100.00%	$753	100.00%

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

During 2002, the loan loss allocations by category were adjusted to reflect the overall changes as they affect percentages in each pool of loans categorized by the banks Loan Loss Reserve Analysis. By this method, consumer loans, as a percentage of overall loans decreased from 7.72% to 7.00% as of December 31, 2002. During this same period, commercial and agriculture loans decreased from 26.83% to 24.93% as loan demand repositioned itself toward less risky, Real Estate secured loans that changed from 65.45% to 68.07% of the bank portfolio. The fundamental process for calculating the banks loan loss allocation requirements remained unchanged during this accounting period.

Loan quality, as measured by changes in the loan portfolio, as well as those identified as criticized/classified affect loan loss reserve allocations. Loan quality remained satisfactory with $129,793 in past due loans as of December 31, 2002. Likewise, loans identified as criticized/classified loans ended the year at $672,523, less than the prior year-end. Not withstanding any unforeseen changes in the economy, the banks loan portfolio by the banks assessment remain stable.

RISK ELEMENTS—NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

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

	2002
	90 Days or More Past Due	Non-accrual	Restructured	Lost Interest
	(dollars in thousands)
Commercial and Agricultural	$0	$88	$0	$3
Real Estate	0	0	0	N/A
Consumer	0	0	0	N/A

Total	$0	$88	$0	N/A

	2001
	90 Days or More Past Due	Non-accrual	Restructured	Lost Interest
	(dollars in thousands)
Commercial and Agricultural	$0	$0	$0	N/A
Real Estate	0	0	0	N/A
Consumer	0	0	0	N/A

Total	$0	$0	$0	N/A

INVESTMENT SECURITIES PORTFOLIO

The following table presents the composition and carrying value of Mt. Rainier Bank’s investment portfolio at December 31, 2002 and 2001, and the dollar and percentage changes of each investment category.

	December 31, 2002	December 31, 2001	Dollar Change	Percentage Change
	(dollars in thousands)
US Treasury securities	$3,141	$3,090	$51	1.65%
US Government and agency securities	7,573	8,238	(665)	-8.07%
Mortgage backed securities	12,330	11,769	561	4.77%
Municipal bonds	400	502	(102)	-20.32%
Corporate bonds	6,058	8,013	(1,955)	-24.40%
Equity securities	60	-0-	60	100.00%

Total	$29,562	$31,612	$(2,050)	-6.48%

The fair value of investment securities and the maturities and yield information on the investment portfolio is as follows:

	December 31, 2002
	One Year Or Less		Over One Through Five Years		Over Five Through Ten Years		Over Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury Securities	$1,522	3.21%	$1,621	5.43%	$0	0%	$0	0%
US Government Agency Securities	1,009	3.13%	6,566	4.75%	0	0%	0	0%
Mortgage Backed Securities	543	6.89%	7,092	5.59%	4,696	5.80%	0	0%
Corporate Bonds	1,126	5.81%	4,928	5.87%	0	0%	0	0%
Municipal Bonds (1)	299	4.87%	100	4.74%	0	0%	0	0%
Equity securities	60	0%	0	0%	0	0%	0	0%

Total	$4,559		$20,307		$4,696		$0
Weighted Average Yield		4.56%		5.36%		5.80%		0%

(1)	Yield on municipal bonds is not calculated on a tax equivalent basis

DEPOSITS

Mt. Rainier Bank’s primary sources of funds are interest-bearing deposits. The following table sets forth the average amount of and average rates paid on Mt. Rainier Bank’s deposit accounts for the years ended.

	December 31, 2002		December 31, 2001
	Average Amounts	Average Rate Paid	Average Amounts	Average Rate Paid
	(dollars in thousands)
Non-interest bearing demand	$17,901	0.00%	$15,240	0.00%
Interest-bearing demand	38,448	1.60%	29,018	2.62%
Savings	12,600	0.99%	10,384	1.76%
Certificates of deposit	30,503	3.75%	30,671	5.67%
Certificates of deposit over $100,000	16,540	4.08%	14,194	5.94%

Total	$115,992	2.61%	$99,507	4.18%

At December 31, 2002, the scheduled maturities of certificates of deposit were:

	December 31, 2002
	Less Than $100,000	$100,000 or More
	(dollars in thousands)
Maturity in:
Three months or less	$8,723	$2,172
Over three months through six months	6,273	5,383
Over six months through twelve months	10,159	6,775
Over twelve months	4,965	2,381

Total	$30,120	$16,711

The following ratios applicable to Mountain Bank Holding are among those commonly used in analyzing bank holding companies:

	Year Ended December 31,
	2002	2001
Return on Average Assets	0.88%	0.83%
Return on Average Equity	8.04%	7.35%
Dividend Payout Ratio	0%	0%
Average Equity to Average Assets Ratio	10.96%	11.22%

At December 31, 2002, and December 31, 2001, neither Mt. Rainier Bank nor Mountain Bank Holding had any short-term borrowings.

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

The following table represents an interest rate sensitivity analysis at December 31, 2002.

GAP ANALYSIS

	Total Within One Year	One Year to Five Years	Over Five Years
	(dollars in thousands)
Rate Sensitive Assets:
Loans, including loans held for sale	$23,456	$40,513	$18,292
Investments	4,499	20,307	4,696
Interest Bearing Deposits	17,031	855	0

Total	$44,986	$61,675	$22,988

Rate Sensitive Liabilities:
Savings, NOW and Interest Checking	$60,361	$0	$0
Time Deposits	39,485	7,346	0

Total	$99,846	$7,346	$0

Interest Sensitive Gap	$(54,860)	$54,329	$22,988

Cumulative Gap	$(54,860)	$(531)	$22,457

Cumulative Gap as a % of Average Earning Assets	44.98%	.44%	18.41%

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

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

AND INTEREST YIELDS

The following table sets forth the average balance sheets of Mountain Bank Holding for the past two years along with an analysis of net interest earnings for each major category of interest earning assets and interest bearing liabilities, the average rate paid in each category, and net yield on earning assets. Average non-accrual loans were $68 in 2002 and $15 in 2001 and are included in average total loans. Loan fees of $789 in 2002 and $571 in 2001 are included in interest income.

	2002				2001
	Average Balance	Interest Earned/ Expense		Annualized Yield/ Rate	Average Balance	Interest Earned/ Expense		Annualized Yield/ Rate
	(dollars in thousands)
ASSETS
Interest earning assets:
Loans	$74,940	$6,590		8.8%	$67,875	$6,376		9.4%
Investments	31,676	1,358	*	4.3%	25,837	1,444	*	5.6%
Federal funds sold and deposits in banks	15,339	230		1.5%	11,976	449		3.7%

Total interest earning assets	$121,955	$8,178		6.7%	105,688	$8,269		7.8%

Non-interest earning assets:
Cash and due from banks	$1,192				3,591
Premises and equipment	4,217				3,447
Other assets	4,235				774
Allowance for possible credit losses	(782)				(732)

TOTAL ASSETS	$130,817				$112,768

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$38,448	$615		1.6%	$29,018	$760		2.6%
Savings	12,600	125		1.0%	10,384	183		1.8%
Certificates of deposit	30,503	1,145		3.8%	30,671	1,739		5.7%
Certificates of deposit over $100,000	16,540	675		4.1%	14,194	843		5.9%

Total interest bearing deposits	$98,091	$2,560		2.6%	$84,267	$3,525		4.2%
Federal funds purchased	0	0			0	0
Other borrowings	37	3		8.1%	39	3		7.7%

Total interest bearing liabilities	$98,128	$2,563		2.6%	$84,306	$3,528		4.2%

Non-interest bearing liabilities:
Demand deposits	$17,901				$15,240
Other liabilities	456				527
Shareholders’ equity	14,332				12,695

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$130,817				$112,768

Net interest income		$5,615				$4,741

Net interest margin				4.6%				4.5%

* Tax	equivalent basis

CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES

The change in interest due to both volume and yield has been allocated to volume and yield changes in proportion to the relationship of the absolute dollar amount of the change in each amount.

	2002			2001
	Net Change			Net Change
	Net Change	Volume	Yield	Net Change	Volume	Yield
	(dollars in thousands)
Loans	$214	$637	$(423)	$371	$588	$(217)
Investments	(86)	294	380	(16)	97	(113)
Federal Funds Sold	(219)	102	(321)	339	399	(60)

Total	$(91)	$1,033	$(1,124)	$694	$1,084	$(390)

Interest Bearing Demand	(145)	203	(348)	(41)	76	(117)
Savings	(58)	33	(91)	(40)	(6)	(46)
Certificates of deposit	(594)	(10)	(584)	424	426	(2)
Certificates of deposit over $100,000	(168)	124	(292)	279	(297)	(18)

Total	$(965)	$350	$(1,315)	$622	$805	$183
Fed Funds Purchased
Other Borrowings	0	0	0	$(31)	$(31)	$0

Total	$(965)	$350	$(1,315)	$591	$774	$(183)

Net Interest Income	$874	$683	$191	$103	$310	$(207)

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

Significant Changes in Banking Laws and Regulations

Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) to address corporate and accounting fraud. The Act establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (I) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

The Act requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, the Act; (I) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

As a publicly reporting company, we are subject to the requirements of the Act and are in the process of complying with, and establishing procedures for, compliance with the Act and related rules and regulations issued by the SEC. At the present time, and subject to the final rules and regulations the SEC may adopt, we anticipate that we will incur additional expense as a result of the Act, be we do not expect that such compliance will have a material impact on our business.

USA Patriot Act of 2001. On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA Patriot Act”) of 2001. Among other things, the USA Patriot Act (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The USA Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the USA Patriot Act. While we believe the USA Patriot Act may, to some degree, affect our record keeping and reporting expenses, we do not believe that it will have a material adverse effect on our business and operations.

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

The Federal Reserve Board has adopted exceptions to its anti-tying rules that allow banks greater flexibility to package products with their affiliates. These exceptions were designed to enhance competition in banking and non-banking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers.

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

On February 6, 1995, Mt. Rainier Bank opened its Buckley Branch located at 29290 Highway 410, Buckley, Washington. The facility has 3,100 square feet, a two-lane drive-up, an ATM and a night depository.

On January 26, 1998, Mt. Rainier Bank opened its Black Diamond Branch located at 31329 Third Avenue, Black Diamond, Washington. The facility has 3,100 square feet, a two-lane drive-up, an ATM and a night depository.

On November 16, 1998, Mt. Rainier Bank opened its Auburn Branch located at 1436 Auburn Way So, Auburn, Washington. The facility has approximately 2,624 square feet, a two-lane drive-up, and includes an ATM and a night depository.

On April 5, 2002, Mt. Rainier Bank opened its Maple Valley Branch located at 23924 225th Way SE in Maple Valley, Washington. The facility has approximately 3,287 square feet and is a full service facility with a two-lane drive-up, an ATM and a night depository.

Mt. Rainier Bank is in the process of constructing a branch office located at 15104 East Main Street in Sumner, Washington. The facility will have approximately 3,768 square feet and will be a full service facility with a two-lane drive-up, an ATM and a night depository. Construction is estimated to be complete approximately mid March, 2003.

Mt. Rainier Bank owns all of the facilities described above. Management believes that the facilities are of sound construction, in good operating condition, are appropriately insured and are adequately equipped for carrying on the business of the Company.

ITEM 8. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding “Directors and Executive Officers” of Mountain Bank Holding is incorporated by reference from Mountain Bank Holding’s 2003 Annual Proxy Statement (“Proxy Statement”) under the captions “BUSINESS OF THE MEETING-Election of Directors,” “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

ITEM 9. REMUNERATION OF DIRECTORS AND OFFICERS

Information regarding “Remuneration of Directors and Officers” of Mountain Bank Holding is incorporated by reference from Mountain Bank Holding’s Proxy Statement under the captions “INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES– Compensation of Directors” and “EXECUTIVE COMPENSATION.”

ITEM 10. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SHAREHOLDERS

Information regarding “Security Ownership of Management and Certain Shareholders” of Mountain Bank Holding is incorporated by reference from Mountain Bank Holding’s Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Information regarding “Equity Compensation Plan Information” is incorporated by reference from Mountain Bank Holding’s Proxy Statement under the caption “EQUITY COMPENSATION PLAN INFORMATION.”

ITEM 11. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

Information regarding “Interest of Management and Others in Certain Transactions” of Mountain Bank Holding is incorporated by reference from Mountain Bank Holding’s Proxy Statement under the caption “TRANSACTIONS WITH MANAGEMENT.”

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

Period	# of Shares Traded	Price Range
2001
1st Quarter	6,264	$11.00
2nd Quarter	17,307	$11.00
3rd Quarter	4,099	$11.00 to $12.00
4th Quarter	14,639	$10.75 to $11.50
2002
1st Quarter	4,949	$11.00 to $12.00
2nd Quarter	9,730	$12.00 to $13.50
3rd Quarter	7,563	$13.50
4th Quarter	8,551	$13.50 to $14.00

The price information was obtained from Mt. Rainier Bank acting as transfer agent for Mountain Bank Holding.

On April 10, 2002, Mountain Bank Holding offered for sale 60,000 shares of no par value common stock at a subscription price of $12.50 per share. The offering was successfully completed on April 23, 2002.

As of December 31, 2002, there were 2,146,813 shares of Mountain Bank Holding Company common stock issued and outstanding.

At December 31, 2002, stock options for 207,825 shares of Mountain Bank Holding Company common stock were outstanding. See Note 11 of the audited financial statements for additional information.

Number of Equity Holders

As of January 31, 2002, there were 1,081 holders of record of Mountain Bank Holding’s common stock.

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

Payment of Dividends

The principal source of Mountain Bank Holding’s cash revenues is dividends received from Mt. Rainier Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. In addition, a bank has certain restrictions on the payment of dividends and also may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. See “SUPERVISION AND REGULATION – MT. RAINIER NATIONAL BANK” contained elsewhere in this Annual Report. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither we nor Mt. Rainier Bank are currently subject to any regulatory restrictions on our dividends.

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

There were no changes or disagreements with accountants in 2002.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 2002, no matters were submitted to the security holders through the solicitation of proxies or otherwise.

Item 5. Compliance with Section 16(a) of the Exchange Act

Mountain Bank Holding has adopted procedures to assist its directors and executive officers with Section 16(a) of the Securities Exchange Act, which includes assisting the officer or director in preparing forms for filing with the Securities Exchange Commission. Based on the review of such forms, Mountain Bank Holding believes that all of its executive officers and directors complied with all filing requirements applicable to them in 2002.

Item 6. Reports on Form 8-K

There were no reports filed on Form 8-K during the last quarter of the period ending December 31, 2002.

Item 7. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c) as of a date within 90 days before the filing date of this annual report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the report we file or submit under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

Independent Auditor’s Report

Board of Directors

Mountain Bank Holding Company

Enumclaw, Washington

We have audited the accompanying consolidated balance sheets of Mountain Bank Holding Company and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mountain Bank Holding Company and Subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Tacoma, Washington

January 10, 2003

Consolidated

Financial

Statements

Consolidated Balance Sheets

(Dollars in Thousands)

Mountain Bank Holding Company and Subsidiary
December 31, 2002 and 2001
	2002	2001
Assets
Cash and due from banks	$1,522	$3,620
Interest bearing deposits at other financial institutions	17,886	13,455
Securities available for sale	29,562	31,612
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	671	634
Loans held for sale	2,871	1,093

Loans	82,261	68,887
Allowance for credit losses	852	753
Net loans	81,409	68,134

Premises and equipment	4,890	3,545
Foreclosed real estate	151	—
Accrued interest receivable	601	650
Bank owned life insurance	3,205	3,031
Other assets	406	107
Total assets	$143,174	$125,881
Liabilities
Deposits:
Demand	$19,819	$17,009
Savings and interest-bearing demand	60,361	46,983
Time	46,831	48,119
Total deposits	127,011	112,111
Accrued interest payable	205	292
Note payable	36	38
Other liabilities	381	137
Total liabilities	127,633	112,578

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock (no par value); authorized 10,000,000 shares; issued and outstanding: 2002 – 2,146,813 shares; 2001 – 2,067,401 shares	1,073	1,034
Additional paid-in capital	9,472	8,698
Retained earnings	4,626	3,474
Accumulated other comprehensive income	370	97
Total shareholders’ equity	15,541	13,303
Total liabilities and shareholders’ equity	$143,174	$125,881

See notes to consolidated financial statements.

Consolidated Statements of Income

(Dollars in Thousands, Except Per Share Amounts)

Mountain Bank Holding Company and Subsidiary

Years Ended December 31, 2002 and 2001

	2002	2001
Interest Income
Loans	$6,590	$6,376
Deposits in banks	230	449
Investment income:
Taxable	1,331	1,421
Tax-exempt	18	15
Total interest income	8,169	8,261

Interest Expense
Deposits	2,560	3,525
Note payable	3	3
Total interest expense	2,563	3,528

Net interest income	5,606	4,733
Provision for Credit Losses	360	85

Net interest income after provision for credit losses	5,246	4,648

Non-Interest Income
Service charges on deposit accounts	552	519
Gains on mortgage loans sold	340	291
Gains on sale of securities available for sale—net	29	31
Bank owned life insurance income	174	—
Other	255	306
Total non-interest income	1,351	1,147

Non-Interest Expenses
Salaries and employee benefits	2,869	2,534
Occupancy	256	218
Equipment	434	372
Other	1,390	1,253
Total non-interest expenses	4,949	4,377

Income before income taxes	1,648	1,418

Income Taxes	496	478

Net income	$1,152	$940

Earnings Per Share
Basic	$.55	$.46
Diluted	.52	.44

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

(Dollars in Thousands)

Mountain Bank Holding Company and Subsidiary

Years Ended December 31, 2002 and 2001

					Accumulated
	Shares of		Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Total
Balance at December 31, 2000	1,945,136	$973	$7,543	$3,616	$18	$12,150

Comprehensive income:
Net income	—	—	—	940	—	940
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	—	79	79
Comprehensive income						1,019

5% stock dividend	98,198	49	1,031	(1,082)	—	(2)
Sale of common stock under employee stock purchase plan	1,781	1	15	—	—	16
Exercise of stock options	16,000	8	32	—	—	40
Sale of common stock	6,286	3	66	—	—	69
Tax benefit from exercise of stock options	—	—	11	—	—	11
Balance at December 31, 2001	2,067,401	1,034	8,698	3,474	97	13,303

Comprehensive income:
Net income	—	—	—	1,152	—	1,152
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	—	273	273
Comprehensive income						1,425

Sale of common stock under employee stock purchase plan	1,762	1	19	—	—	20
Exercise of stock options	17,650	8	58	—	—	66
Sale of common stock	60,000	30	668	—	—	698
Tax benefit from exercise of stock options	—	—	29	—	—	29
Balance at December 31, 2002	2,146,813	$1,073	$9,472	$4,626	$370	$15,541

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

Mountain Bank Holding Company and Subsidiary

Years Ended December 31, 2002 and 2001

	2002	2001
Cash Flows from Operating Activities
Net income	$1,152	$940
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	360	85
Depreciation and amortization	401	345
Deferred federal income tax expense (benefit)	22	(51)
Gain on sales of securities available for sale	(29)	(31)
Stock dividends received	(16)	(30)
Gains on loans sold	(340)	(291)
Originations of loans held for sale	(33,720)	(28,415)
Proceeds from sales of loans	32,282	28,149
Bank owned life insurance income	(174)	—
(Increase) decrease in accrued interest receivable	49	(27)
Decrease in accrued interest payable	(87)	(14)
Other—net	125	274
Net cash provided by operating activities	25	934

Cash Flows from Investing Activities
Net increase in interest-bearing deposits in banks	(4,431)	(6,117)
Activity in securities available for sale and Federal Reserve Bank and FHLB stock:
Purchases	(15,731)	(30,675)
Maturities, prepayments and calls	15,489	18,475
Sales	2,400	1,029
Increase in loans made to customers, net of principal collections	(13,786)	(3,283)
Additions to premises and equipment	(1,746)	(345)
Purchase of bank owned life insurance	—	(3,000)
Net cash used in investing activities	(17,805)	(23,916)

Cash Flows from Financing Activities
Net increase in deposits	14,900	22,534
Net proceeds from issuance of stock	784	125
Repayment of note payable	(2)	(2)
Payment for fractional shares in stock dividend	—	(2)
Net cash provided by financing activities	15,682	22,655
Net change in cash and due from banks	(2,098)	(327)

Cash and Due from Banks
Beginning of year	3,620	3,947

End of year	$1,522	$3,620

Supplemental Disclosures of Cash Flow Information
Interest paid	$2,650	$3,542
Income taxes paid	547	460

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Unrealized gain on securities available for sale, net of tax	$273	$79
Tax benefit from exercise of stock options	29	11
Stock dividend	—	1,080
Foreclosed real estate acquired in settlement of loans, net	(151)	—

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2002 and 2001

Note 1 – Summary of Significant Accounting Policies

Basis of Consolidation and Operations

The consolidated financial statements include the accounts of Mountain Bank Holding Company (the Company) and its wholly owned subsidiary, Mt. Rainier National Bank (the Bank). All significant intercompany transactions and balances have been eliminated. The Company is a holding company, which operates primarily through its major subsidiary, the Bank.

The Bank operates five branches and has a customer base centered in and around southeastern King County and northeastern Pierce County, Washington. The Bank provides loan and deposit services to customers, who are predominantly small- and middle-market businesses and middle-income individuals in western Washington. Its primary funding source is deposits from businesses and individuals in its market area.

Consolidated Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and practices within the banking industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and the valuation of foreclosed real estate and deferred tax assets.

Certain prior year amounts have been reclassified, with no effect on net income or shareholders’ equity, to conform to the 2002 presentation. All dollar amounts, except per share information, are stated in thousands.

Securities Available for Sale

Securities available for sale consist of debt securities that the Bank intends to hold for an indefinite period, but not necessarily to maturity, and certain equity securities. Such securities may be sold to implement the Bank’s asset/liability management strategies and in response to changes in interest rates and similar factors, and certain equity securities. Securities available for sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of shareholders’ equity entitled “accumulated other comprehensive income.” Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings. Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity.

Declines in the fair value of individual securities available for sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Such write-downs are included in earnings as realized losses.

(continued)

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2002 and 2001

Note 1 – Summary of Significant Accounting Policies (continued)

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

Generally the accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest, unless they are well secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed against current income. If management determines that the ultimate collectibility of principal is in doubt, cash receipts on nonaccrual loans are applied to reduce the principal balance on a cash-basis method, until the loans qualify for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Credit Losses

The allowance for credit losses is maintained at a level considered adequate to provide for probable losses on existing loans based on evaluating known and inherent risks in the loan portfolio. The allowance is reduced by loans charged off, and increased by provisions charged to earnings and recoveries on loans previously charged off. The allowance is based on management’s periodic, systematic evaluation of factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, the estimated value of any underlying collateral, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses the best information available to make its estimates, future adjustments to the allowance may be necessary if there is a significant change in economic conditions.

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

(continued)

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2002 and 2001

Note 1 – Summary of Significant Accounting Policies (continued)

Allowance for Credit Losses (concluded)

When management determines that it is probable that a borrower will be unable to repay all amounts due according to the terms of the loan agreement, including scheduled interest payments, the loan is considered impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls are generally not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed. The amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, when the primary source of repayment is provided by real estate collateral, at the fair value of the collateral less estimated selling costs. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are initially recorded at the lower of cost or fair value of the properties less estimated costs of disposal. Any write-down to fair value at the time of transfer to foreclosed real estate is charged to the allowance for credit losses. Properties are evaluated regularly to ensure that the recorded amounts are supported by their current fair values. Any subsequent reductions in carrying values and revenue and expense from the operations of properties are charged to non-interest income.

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

(continued)

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2002 and 2001

Note 1 – Summary of Significant Accounting Policies (continued)

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

Stock-Based Compensation

At December 31, 2002, the Company has four stock-based employee and director compensation plans, which are described more fully in Note 11, and an employee stock purchase plan, which is described in Note 14. The Company accounts for those plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 for the years ending December 31:

	2002	2001
Net income, as reported	$1,152	$940

Less total stock-based compensation expense determined under fair value method for all qualifying awards	(164)	(173)
Pro forma net income	$988	$767
Earnings Per Share
Basic:
As reported	$.55	$.46
Pro forma
Diluted:	.47	.37
As reported	.52	.44
Pro forma	.46	.36

(continued)

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2002 and 2001

Note 1 – Summary of Significant Accounting Policies (continued)

Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments disclosed in these financial statements:

Cash and Due from Banks and Interest Bearing Deposits at Other Financial Institutions

The carrying amounts of cash and due from banks and interest bearing deposits at other financial institutions approximate their fair value.

Securities Available for Sale

Fair values for securities are based on quoted market prices.

Federal Home Loan Bank and Federal Reserve Bank Stock

The carrying value of Federal Home Loan Bank and Federal Reserve Bank stocks approximates their fair values.

Loans

For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values of loans held for sale are based on their estimated market prices. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposit Liabilities

The fair value of deposits with no stated maturity date is included at the amount payable on demand. The fair value of fixed maturity certificates of deposit is estimated by discounting future cash flows using the rates currently offered by the Bank for deposits of similar remaining maturities. Fair values of fixed rate certificates of deposit are estimated using a discounted cash flow calculation based on interest rates currently being offered on similar certificates.

Note Payable

The fair value of the note payable is estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest

The carrying amounts of accrued interest approximate their fair values.

Off-Balance Sheet Instruments

The fair value of commitments to extend credit and standby letters of credit was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customers. Since the majority of the Bank’s off-balance sheet instruments consist of non-fee producing, variable-rate commitments, the Bank has determined they do not have a distinguishable fair value.

(continued)

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2002 and 2001

Note 1 – Summary of Significant Accounting Policies (concluded)

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for all fiscal years beginning after June 15, 2002. The Company does not anticipate that the adoption of SFAS No. 143 will have a material effect on its financial position or results of operations.

In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, and APB Opinion No. 28, Interim Financial Reporting, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement does not require any change from the method currently used by the Company to account for stock-based compensation, but does require more prominent disclosure in the annual and interim financial statements about the method of accounting for such compensation and the effect of the method used on reported results. This Statement was effective for years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 in the accompanying financial statements, and accordingly, the disclosure requirements are set forth in Note 1, in the Stock Based Compensation section.

The Financial Accounting Standards Board has issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,—an interpretation of FASB Statements Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of these provisions of the Interpretation is not expected to have a material impact on the Company’s consolidated financial statements. The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been adopted in the consolidated financial statements for December 31, 2002, with no additional disclosure required.

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2002 and 2001

Note 2 – Restricted Assets

Federal Reserve Board regulations require maintenance of minimum reserve balances either in cash or on deposit with the Federal Reserve Bank. The amounts of such balances for the years ended December 31, 2002 and 2001 were $951 and $930, respectively.

Note 3 – Securities Available for Sale

Debt and equity securities have been classified according to management’s intent.

The carrying amounts of securities and their approximate fair values are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
December 31, 2002
U.S. Treasury securities	$3,075	$66	$—	$3,141
U.S. Government and agency securities	7,318	255	—	7,573
Mortgage-backed securities	12,162	176	8	12,330
Obligations of states and political subdivisions	391	9	—	400
Corporate securities	5,996	97	35	6,058
Equity securities	60	—	—	60
	$29,002	$603	$43	$29,562
December 31, 2001
U.S. Treasury securities	$3,106	$12	$28	$3,090
U.S. Government and agency securities	8,154	116	32	8,238
Mortgage-backed securities	11,707	86	24	11,769
Obligations of states and political subdivisions	495	7	—	502
Corporate securities	8,003	57	47	8,013
	$31,465	$278	$131	$31,612

Gross gains on the sales of securities were $33 and $31 in 2002 and 2001, respectively. Gross losses on the sales of securities were $4 in 2002. There were no gross losses on the sale of securities in 2001.

(continued)

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2002 and 2001

Note 3 – Securities Available for Sale (concluded)

The carrying amount and approximate market value of debt securities at December 31, 2002 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$4,453	$4,499
Due in one to five years	19,872	20,307
Due in five years or more	4,617	4,696
	$28,942	$29,502

Securities with a carrying value of $1,000 at December 31, 2002 and 2001 were assigned or pledged to secure public deposits, and for other purposes as required by law.

Note 4 – Loans

Loans at December 31 consist of the following:

	2002	2001
Commercial and agricultural	$20,510	$18,483
Real estate:
Residential 1 – 4 family	13,516	13,790
Commercial	36,875	25,793
Construction	5,602	5,506
Consumer	5,758	5,315
Total loans	$82,261	$68,887

Changes in the allowance for credit losses for the years ended December 31 are as follows:

	2002	2001
Balance at beginning of year	$753	$700
Provision for credit losses	360	85
Charge-offs	(278)	(38)
Recoveries	17	6
Net charge-offs	(261)	(32)
Balance at end of year	$852	$753

(continued)

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2002 and 2001

Note 4 – Loans (concluded)

Following is a summary of information pertaining to impaired loans:

	2002	2001
December 31
Impaired loans without a valuation allowance	$88	$—
Impaired loans with a valuation allowance	—	—
Total impaired loans	$—	$—
Valuation allowance related to impaired loans	$—	$—
Years Ended December 31
Average investment in impaired loans	$89	$15
Interest income recognized on a cash basis on impaired loans	2	—

At December 31, 2002, there were no commitments to lend additional funds to borrowers whose loans have been modified. There were no loans 90 days and over past due still accruing interest at December 31, 2002 or 2001.

At December 31, 2002 and 2001, certain officers and directors, or companies in which they have 10% or more beneficial interest, were indebted to the Bank in the aggregate amount of $2,598 and $2,817, respectively. During 2002 advances of $1,374 were made, and repayments totaled $1,593.

Note 5 – Premises and Equipment

The components of premises and equipment at December 31 are as follows:

	2002	2001
Land	$1,601	$1,111
Buildings	3,081	2,520
Equipment, furniture and fixtures	2,512	1,927
Construction in process	311	215
	7,505	5,773
Less accumulated depreciation	2,615	2,228
Total premises and equipment	$4,890	$3,545

Construction in process at December 31, 2002 includes construction costs to date related to a new branch. The estimated cost to finish the branch in 2003 is estimated to be $450.

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2002 and 2001

Note 6 – Deposits

The composition of deposits at December 31 is as follows:

	2002	2001
Demand deposits, non-interest bearing	$19,819	$17,009
NOW and money market accounts	47,073	35,466
Savings deposits	13,288	11,517
Time certificates, $100,000 or more	16,711	17,053
Other time certificates	30,120	31,066
Total	$127,011	$112,111

Scheduled maturities of certificates of deposit for future years ending December 31 are as follows:

2003	$39,485
2004	4,042
2005	1,407
2006	389
2007	1,508
$46,831

Note 7 – Note Payable

The note payable is secured by land, and is payable at $1 monthly, including interest of 8%. Future principal maturities are $2 annually through 2004, $3 annually 2005 through 2007 and $23 thereafter.

Note 8 – Income Taxes

The components of the provision for income taxes are as follows at December 31:

	2002	2001
Current	$474	$529
Deferred expense (benefit)	22	(51)
Income taxes	$496	$478

(continued)

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2002 and 2001

Note 8 – Income Taxes (concluded)

The effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 follows:

	2002	2001
Deferred Tax Assets
Allowance for credit losses	$265	$248
Deferred compensation	42	14
Accumulated depreciation	—	28
Other	20	8
Total deferred tax assets	327	298
Deferred Tax Liabilities
Accumulated depreciation	16	—
Cash basis tax accounting	—	26
Deferred income	273	212
Unrealized gain on securities available for sale	190	50
Total deferred tax liabilities	479	288
Net deferred tax assets (liabilities)	$(152)	$10

Deferred tax liabilities are included with other liabilities and deferred tax assets are included with other assets in the accompanying consolidated balance sheets.

The following is a reconciliation between the statutory and effective federal income tax rates for the years ended December 31:

	2002		2001
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
Income tax at statutory rate	$577	35.0%	$496	35.0%
Increase (decrease) resulting from:
Tax-exempt income	(6)	(.4)	(5)	(.4)
Bank-owned life insurance income	(60)	(3.6)	—	—
Other	(15)	(.9)	(13)	(.9)
Total income tax expense	$496	30.1%	$478	33.7%

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2002 and 2001

Note 9 – Commitments and Contingencies

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

	2002	2001
Commercial and agriculture	$7,973	$6,826
Real estate	4,554	1,250
Credit cards	2,879	2,777
	$15,406	$10,853

Outstanding commitments under letters of credit totaled $566 and $519 at December 31, 2002 and 2001, respectively.

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

The Bank has agreements with commercial banks for lines of credit totaling approximately $5,200, and a credit line with the Federal Home Loan Bank totaling 10% of assets. The Bank has entered into a blanket pledge agreement with the Federal Home Loan Bank to secure this credit line. These lines were not drawn upon at December 31, 2002 or 2001.

The Company has entered into contracts with certain of its executives and others, which provide for contingent payments subject to future events.

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2002 and 2001

Note 10 – Concentration of Credit Risk

The Bank has credit risk exposure, including off-balance-sheet credit risk exposure, as disclosed in Notes 4 and 9. The ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate loans and typically maintains loan-to-value ratios of no greater than 75%—80%. Loans are generally limited, by federal and state banking regulations, to 15% of the Bank’s shareholder’s equity, excluding accumulated other comprehensive income. The Bank, as a matter of practice, generally does not extend credit to any single borrower or group of related borrowers in excess of $1,500.

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

Note 11 – Stock Option Plans

Director Plans

The 1990 Director Stock Option Plan grants a director an option to purchase 12,600 shares of common stock upon initial election to the Board of Directors at an exercise price equal to the fair market value of the common stock at the date of grant. Options are exercisable on a cumulative basis in annual installments of one-third each on the third, fourth and fifth anniversary of the date of grant. A total of 126,000 shares of the Company’s common stock were reserved for option under this plan, of which options for 113,400 shares at $2.38 per share were granted on June 13, 1990, to expire on June 13, 2005 and options for 3,150 shares at $10.48 per share were granted April 24, 2001, to expire April 24, 2016. Options granted in 1990 were fully vested at December 31, 2001. Options granted in 2001 are not vested at December 31, 2002. Options for 8,550 and 4,200 shares were exercised in 2002 and 2001, respectively, under this director plan. Options for 9,450 shares remain available under this plan.

The 1999 Director Stock Option Plan grants a director an option to purchase shares of common stock at an exercise price which must be no less than the greater of the fair market value of the common stock or the net book value of the common stock at the time of grant. A total of 42,000 shares of the Company’s common stock were reserved for option under this plan, of which options for 33,600 shares at $10.48 per share (fair market value) were granted November 21, 2000, expiring on November 21, 2015; none of these options granted are vested at December 31, 2002.

(continued)

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2002 and 2001

Note 11 – Stock Option Plans (continued)

Employee Plans

In 1990 and 1999, the Company adopted plans providing for granting certain key employees options to purchase common stock. Under the terms of the plans, options are incentive stock options (as defined in the Internal Revenue Code). The option price will be fair market value at the date of grant or a price determined by the Board of Directors, but not less than fair value. Options are exercisable on a cumulative basis in annual installments of one-third each on the third, fourth and fifth anniversary of the date of grant. Pursuant to these plans, 84,000 shares are reserved for option as of December 31, 2002, of which 43,125 shares (after forfeitures) have been granted. A total of 40,875 shares remain available for future grant under the 1999 plan at December 31, 2002. No shares remain available for grant under the 1990 plan. In 2002 and 2001, options for 9,100 shares and 12,600 shares, respectively, were exercised under the employee plans.

The fair value of each option granted in 2001 was estimated on the date of grant, based on the Black-Scholes option pricing model and using the following weighted-average assumptions:

Dividend yield	—%
Expected life	10 to 15 years
Average risk-free interest rate	4.88%
Expected volatility	44.31%

The weighted average fair value of options granted in 2001 was $6.46. There were no options granted during 2002.

A summary of the status of the Company’s stock option plans as of December 31, 2002 and 2001, and changes during the years ending on those dates, is presented below:

	2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	232,550	$6.09	244,650	$5.62
Granted	—	—	20,450	10.76
Exercised	(17,650)	3.81	(16,800)	2.38
Forfeited	(7,075)	9.19	(15,750)	8.47
Outstanding at end of year	207,825	$6.17	232,550	$6.09
Options exercisable at year-end	129,275		122,150

(continued)

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2002 and 2001

Note 11 – Stock Option Plans (concluded)

The following information summarizes information about stock options outstanding and exercisable at December 31, 2002:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.38—$2.97	75,450	2.5	$2.38	75,450	$2.38
$5.24—$6.19	45,150	4.6	$5.90	44,100	$5.90
$8.33—$11.00	87,225	9.4	$9.63	9,725	$8.37

Note 12 – Profit Sharing Plan

The Bank’s defined contribution profit sharing plan covers substantially all employees who have completed one year or more of service. Employees are eligible to defer up to 25% of their gross salary, with employer contributions to the Plan made at the discretion of the Board of Directors. The Bank’s contributions for the years ended December 31, 2002 and 2001 totaled $42 and $40, respectively.

Note 13 – Deferred Compensation Agreements

In 1993 the Bank established a deferred compensation agreement with a director under which the director will defer his director fees. At retirement he will receive a benefit of $1 per month for 120 months. The accrued liability related to this agreement totaled $47 and $42 at December 31, 2002 and 2001, respectively. Expenses associated with this plan were $5 annually in 2002 and 2001. The Bank has also purchased a whole-life insurance policy on the director, with values of $36 and $31 at December 31 2002 and 2001, respectively, which may be used to fund benefits under the deferred compensation agreement.

In 2002, the Board of Directors approved a supplemental retirement plan covering certain management personnel. The post-retirement benefit provided by the plan is designed to supplement a participating officer’s retirement benefits from social security, in order to provide the officer with a certain percentage of final average income at retirement age. Expenses associated with this plan were $77 for the year ended December 31, 2002.

Benefits to employees are funded by life insurance policies purchased by the Company, which had cash surrender values of $3,169 and $3,000 at December 31, 2002 and 2001, respectively. Liabilities to employees, which are being accrued over their expected time to retirement, were $77 at December 31, 2002.

Also in 2002, the Company purchased long-term care insurance on certain board members and management personnel. Benefits under this plan vest over five years from the date of the plan. Expense related to this plan in 2002 was $21.

Notes to Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2002 and 2001

Note 14 – Employee Stock Purchase Plan

Effective July 1, 1995, the Company adopted an employee stock purchase plan whereby eligible employees can purchase common stock at the lesser of the stock’s fair market value at the beginning or the end of the plan year. The aggregate number of shares reserved under this plan is 42,000. At December 31, 2002, 25,323 shares remain available for purchase under this plan. No employee can purchase more than 420 shares of common stock in any plan year; 1,762 and 1,870 shares were purchased at a price of $11.00 and $8.57 per share for the years ended December 31, 2002 and 2001, respectively.

Note 15 – Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines of the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined).

As of December 31, 2002, the most recent notification from the Bank’s regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

	Actual Amount	Ratio	Capital Adequacy Purposes Amount	Ratio	To be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
December 31, 2002
Tier 1 capital (to average assets):
Consolidated	$15,171	10.78%	$5,631	4.00%	N/A	N/A
Bank	15,074	10.71	5,631	4.00	$7,039	5.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	15,171	13.00	4,667	4.00	N/A	N/A
Bank	15,074	12.92	4,667	4.00	7,001	6.00
Total capital:
Consolidated	16,023	13.73	9,334	8.00	N/A	N/A
Bank	15,926	13.65	9,334	8.00	11,668	10.00

(continued)

Notes to Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2002 and 2001

Note 15 – Regulatory Matters (concluded)

	Actual Amount	Ratio	Capital Adequacy Purposes Amount	Ratio	To be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
December 31, 2001
Tier 1 capital (to average assets):
Consolidated	$13,206	10.72%	$4,927	4.00%	N/A	N/A
Bank	13,111	10.64	4,927	4.00	$6,159	5.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	13,206	13.39	3,946	4.00	N/A	N/A
Bank	13,111	13.29	3,946	4.00	5,915	6.00
Total capital:
Consolidated	13,959	14.15	7,892	8.00	N/A	N/A
Bank	13,864	14.05	7,892	8.00	9,864	10.00

Management believes, as of December 31, 2002, that the Company and the Bank meet all capital requirements to which they are subject.

Restrictions on Retained Earnings

National banks can initiate dividend payments in a given year, without prior regulatory approval, equal to net profits, as defined, for that year plus retained net profits for the preceding two years. The Bank can distribute as dividends to the parent company approximately $3,234 as of December 31, 2002 without regulatory approval.

Note 16 – Condensed Financial Information – Parent Company Only

Condensed Balance Sheets – December 31

	2002	2001
Assets
Cash	$97	$83
Investment in the Bank	15,444	13,208
Other assets	—	12
Total assets	$15,541	$13,303
Shareholders’ Equity	$15,541	$13,303

(continued)

Notes to Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2002 and 2001

Note 16 – Condensed Financial Information – Parent Company Only (concluded)

Condensed Statements of Income – Years Ended December 31

	2002	2001
Operating Expenses	$(184)	$(184)

Loss before income taxes and equity in undistributed income of the Bank	(184)	(184)

Income Tax Benefit	63	63

Loss before equity in undistributed income of the Bank	(121)	(121)

Equity in Undistributed Income of the Bank	1,273	1,061

Net income	$1,152	$940

Condensed Statements of Cash Flows—Years Ended December 31

Cash Flows from Operating Activities
Net income	$1,152	$940
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary	(1,273)	(1,061)
Decrease in other assets	12	—
Other	—	(1)
Net cash used in operating activities	(109)	(122)

Cash Flows from Investing Activities
Investment in subsidiary	(661)	—

Cash Flows from Financing Activities
Proceeds from issuance of common stock	784	125
Payment for fractional shares in stock dividend	—	(2)
Net cash provided by financing activities	784	123

Net change in cash	14	1

Cash
Beginning of year	83	82

End of year	$97	$83

Notes to Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2002 and 2001

Note 17 – Other Expenses

Other expenses include the following amounts which are in excess of 1% of the total of interest income and non-interest income for the years ended December 31:

	2002	2001
Professional fees	$118	$91
Data processing	365	361
Office supplies and expenses	102	124
State taxes	110	104

Note 18 – Earnings Per Share Disclosures

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Year Ended December 31, 2002
Basic earnings per share:
Net income	$1,152	2,111,819	$.55
Effect of dilutive securities:
Options	—	83,239	(.03)
Diluted earnings per share:
Net income	$1,152	2,195,058	$.52

Year Ended December 31, 2001
Basic earnings per share:
Net income	$940	2,061,662	$.46
Effect of dilutive securities:
Options	—	75,818	(.02)
Diluted earnings per share:
Net income	$940	2,137,480	$.44

The number of shares shown for “options” is the number of incremental shares that would result from exercise of options and use of the proceeds to repurchase shares at the average market price during the year.

Notes to Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2002 and 2001

Note 20 – Comprehensive Income

Net unrealized gains and losses include, net of tax, $100 of unrealized gains arising during 2002 and $267 of unrealized gains arising during 2001, less reclassification adjustments of $29 and $31 for gains included in net income in 2002 and 2001, respectively, as follows:

	Before- Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
2002
Unrealized holding gains arising during the year	$442	$(150)	$292
Reclassification adjustments for gains realized in net income	(29)	10	(19)

Net unrealized gains	$413	$(140)	$273

2001
Unrealized holding gains arising during the year	$151	$(51)	$100
Reclassification adjustments for gains realized in net income	(31)	10	(21)

Net unrealized gains	$120	$(41)	$79

Note 21 – Fair Values of Financial Instruments

The estimated fair values of the Bank’s financial instruments at December 31 were as follows:

	2002 Carrying Amount	Fair Value	2001 Carrying Amount	Fair Value
Financial Assets
Cash and due from banks, and interest bearing deposits in banks	$19,408	$19,408	$17,075	$17,075
Securities available for sale	29,502	29,502	31,612	31,612
Federal Home Loan Bank and Federal Reserve Bank stocks	731	731	634	634
Loans held for sale	2,871	2,871	1,093	1,093
Loans	81,409	81,440	68,134	68,512
Accrued interest receivable	601	601	650	650

Financial Liabilities
Deposits	$127,011	$127,259	$112,111	$112,561
Note payable	36	36	38	38
Accrued interest payable	205	205	292	292

(continued)

Notes to Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2002 and 2001

Note 21 – Fair Values of Financial Instruments (concluded)

The Bank assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.

As a result, the fair values of the Bank’s financial instruments will change when interest rate levels change and that change may either be favorable or unfavorable to the Bank. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities, and attempts to minimize interest rate risk by adjusting terms of new loans, and deposits and by investing in securities with terms that mitigate the Bank’s overall interest rate risk.

Note 22 – Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2002
Interest income	$1,991	$1,972	$2,057	$2,149
Interest expense	690	650	628	595
Net interest income	1,301	1,322	1,429	1,554
Provision for credit losses	41	47	46	226
Non-interest income	321	303	322	405
Non-interest expenses	1,170	1,188	1,291	1,300
Income before income taxes	411	390	414	433
Income taxes	137	128	100	131
Net income	$274	$262	$314	$302
Earnings per common share:
Basic	$.13	$.13	$.15	$.14
Diluted	.13	.12	.14	.13

(continued)

Notes to Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2002 and 2001

Note 22 – Quarterly Data (Unaudited) (concluded)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2001
Interest income	$2,022	$2,058	$2,076	$2,105
Interest expense	918	903	897	810
Net interest income	1,104	1,155	1,179	1,295
Provision for credit losses	9	27	22	27
Non-interest income	269	287	261	330
Non-interest expenses	1,113	1,055	1,131	1,078
Income before income taxes	251	360	287	520
Income taxes	85	120	96	177
Net income	$166	$240	$191	$343
Earnings per common share:
Basic	$.09	$.12	$.09	$.16
Diluted	.08	.11	.09	.16

PART III

EXHIBITS

Exhibit No.	Description
2.1	Amended and Restated Articles of Incorporation of the registrant (1)

2.2	Amended and Restated By-laws of the registrant (2)

6.1	Mt. Rainier National Bank 1990 Employee Stock Option Plan (3)

6.2	Mt. Rainier National Bank 1990 Director Stock Option Plan (3)

6.3	Mountain Bank Holding Company 1995 Employee Stock Purchase Plan (3)

6.4	Mountain Bank Holding Company 1999 Employee Stock Option Plan (4)

6.5	1999 Employee Stock Option Agreements (4)

6.6	Mountain Bank Holding Company 1999 Director Stock Option Plan (4)

6.7	1999 Director Stock Option Agreement (4)

6.8	Form of 2002 Executive Supplemental Compensation Agreements dated January 1, 2002 for Messrs. Moergeli and Franks and Ms. Brumley

6.9	Split Dollar Life Insurance Agreements for Messrs. Moergeli and Franks and Ms. Brumley

6.10	Form of Change in Control Severance Agreement for Steve Moergeli and Sheila Brumley

6.11	Salary Continuation Agreement for Sterlin Franks

6.12	Form of Participant Long Term Care Agreement for directors and Sterlin Franks and Sheila Brumley

10.1	Consent of McGladrey & Pullen LLP

15.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s quarterly report on Form 10Q-SB for the quarter ended June 30, 2000.
(2)	Incorporated by reference to exhibit 3.2 of the Registrant’s Annual Report on Form 10K-SB for the fiscal year ended December 31, 2000.
(3)	Incorporated by reference to exhibits included in the Registrant’s Registration Statement on Form 10-SB, Registration No. 000-28394
(4)	Incorporated by reference to exhibits 6.5, 6.6, 6.7 and 6.8, respectively, of the Registrant’s Annual Report on Form 10K-SB for the fiscal year ended December 31, 1999.

E-1

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on February 17, 2003.

Mountain Bank Holding Company

By:	/s/ Roy T. Brooks
Roy T. Brooks, Chairman of the Board & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of February, 2003.

By:	/s/ Roy T. Brooks
Roy T. Brooks, Chairman of the Board & CEO (Principal Executive Officer)

By:	/s/ Sheila M. Brumley
Sheila M. Brumley, CFO & Secretary to the Board (Principal Accounting Officer)

By:	/s/ Susan K. Bowen-Hahto	By:	/s/ Brian W. Gallagher
	Susan K. Bowen-Hahto, Director		Brian W. Gallagher, Director

By:	/s/ Michael K. Jones	By:	/s/ Barry C. Kombol
	Michael K. Jones, Director		Barry C. Kombol, Director

By:	/s/ Steve W. Moergeli	By:	/s/ John W. Raeder
	Steve W. Moergeli, Director		John W. Raeder, Director

By:	/s/ Garrett S. Van Beek	By:	/s/ Hans R. Zurcher
	Garrett S. Van Beek, Director		Hans R. Zurcher, Director

By:	/s/ J.B. Rupert
J.B. Rupert, Director

S-1

CERTIFICATION

I, Roy T. Brooks, President and CEO, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Mountain Bank Holding Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
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
6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 21, 2003

/s/ Roy T. Brooks
Roy T. Brooks, President & CEO

C-1

CERTIFICATION

I, Sheila M. Brumley, SVP & CFO, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Mountain Bank Holding Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
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
6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 21, 2003

/s/ Sheila M. Brumley
Sheila M. Brumley, SVP & Chief Financial Officer

C-2