Form 10KSB/A
period 2002-12-31
MOUNTAIN BANK HOLDING CO
filed 2003-03-12
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Part II

This Amendment No. 1 is being filed by Mountain Bank Holding Company (“Company”) to amend its Form 10KSB filed with the Securities and Exchange Commission on March 3, 2003 to correct the Independent Auditor’s Report by including the name and conformed signature of the Company’s Independent Auditors who performed the Annual Audit for the fiscal year ended December 31, 2002.

Part F/S FINANCIAL STATEMENTS

Page #
FINANCIAL STATEMENTS	F-1

SIGNATURES

Page #
SIGNATURES	S-1

CERTIFICATIONS

Page #
CERTIFICATIONS	C-1

i

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

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 17, 2003.

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