Form 10QSB
period 2003-03-31
MOUNTAIN BANK HOLDING CO
filed 2003-05-05
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,155,477 (March 31, 2003)

Transitional Small Business Disclosure Format: Yes  ☒    No  ☐

PART I—Financial Information

Item 1. Financial Statements

The following Consolidated Condensed Financial Statements are presented for the Registrant, Mountain Bank Holding Company, and its wholly owned subsidiary, Mt. Rainier National Bank.

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	March 31, 2003	December 31, 2002
	(in thousands)
Assets
Cash and due from banks	$1,476	$1,522
Interest bearing deposits at other financial institutions	17,900	17,886
Securities available for sale	27,740	29,562
Federal Home Loan Bank, Federal Reserve Bank and Bankers Bank Stock	737	671
Loans held for sale	2,098	2,871

Loans	85,420	82,261
Less allowance for credit losses	(884)	(852)

Loans, net	84,536	81,409

Premises and equipment	5,557	4,890
Foreclosed real estate	150	151
Accrued interest receivable	617	601
Bank owned life insurance	3,210	3,205
Other assets	416	406

Total assets	$144,437	$143,174

Liabilities
Deposits:
Non-interest bearing	$20,920	$19,819
Savings and interest-bearing demand	59,432	60,361
Time	47,448	46,831

Total deposits	127,800	127,011

Accrued interest payable	189	205
Long-term debt	36	36
Other liabilities	508	381

Total liabilities	128,533	127,633

Shareholders' Equity
Common stock (no par value); authorized 10,500,000 shares; issued and outstanding: 2003 – 2,155,477 shares; 2002 – 2,146,813 shares	1,078	1,073
Paid-in capital	9,526	9,472
Retained earnings	4,922	4,626
Accumulated other comprehensive income	378	370

Total shareholders' equity	15,904	15,541

Total liabilities and shareholders' equity	$144,437	$143,174

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2003	2002
	(in thousands, except per share data)
Interest Income
Loans	$1,722	$1,573
Securities available for sale	273	370
Deposits in banks	48	48

Total interest income	2,043	1,991
Interest Expense
Deposits	516	689
Note payable	1	1

Total interest expense	517	690

Net interest income	1,526	1,301

Provision for credit losses	58	41

Net interest income after provision for credit losses	1,468	1,260

Noninterest income
Service charges on deposit accounts	134	126
Gains on mortgage loans sold	143	69
Bank owned life insurance income	41	44
Gain on sales of securities available for sale-net	—	17
Other	67	65

Total noninterest income	385	321

Noninterest expense
Salaries and employee benefits	852	706
Occupancy and equipment	186	144
Other	392	320

Total noninterest expenses	1,430	1,170

Income before income taxes	423	411

Income taxes	(127)	(137)

Net income	$296	$274

Per share data:
Basic earnings per share	$0.14	$0.13
Diluted earnings per share	$0.13	$0.13
Weighted average number of common shares outstanding, including dilutive stock options	2,238,671	2,156,153

Return on average assets	0.84%	0.87%

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

Three Months Ended March 31, 2002	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2001	$1,034	$8,698	$3,474	$97	$13,303

Exercise of options	1	7			8

Comprehensive income:
Net income	—		274		274
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale				(212)	(212)

Comprehensive Income					62

Balance at March 31, 2002	$1,035	$8,705	$3,748	$(115)	$13,373

Three Months Ended March 31, 2003	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2002	$1,073	$9,472	$4,626	$370	$15,541

Exercise of options, including tax benefit	$4	$37			41

Sale of common stock under employee stock purchase plan	1	17	—	—	18

Comprehensive income:
Net income	—		296		296
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale				8	8

Comprehensive Income					304

Balance at March 31, 2003	$1,078	$9,526	$4,922	$378	$15,904

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Net income	$296	$274
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	58	41
Depreciation	115	84
Gain on sales of securities available for sale	—	(17)
Loss on sale of premises and equipment	3
Amortization, net of accretion	92	75
Bank owned life insurance income	(41)	(44)
Gain on loans sold	(143)	(69)
Originations of loans held for sale	(10,185)	(6,119)
Proceeds from sales of loans	11,101	6,588
Other	125	94

Net cash provided by operating activities	1,421	907

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits at other financial institutions	(14)	2,995
Purchase of securities available for sale	(2,149)	(7,439)
Proceeds from maturities and sales of securities available for sale	3,831	5,996
Increase in loans, net of principal collections	(3,186)	(2,814)
Additions to premises and equipment	(785)	(1,008)

Net cash used in investing activities	(2,303)	(2,270)

Cash Flows from Financing
Net increase in deposits	789	1,460
Common stock sold	47	8

Net cash provided by financing activities	836	1,468

Net increase (decrease) in cash	(46)	105

Cash and due from banks
Beginning of period	1,522	3,620

End of period	$1,476	$3,725

Supplemental Disclosures of Cash Flow Information
Interest paid	$533	$710
Income taxes paid	$143	$137

Supplemental Schedule of Non-Cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	8	(212)

MOUNTAIN BANK HOLDING COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of Presentation

The unaudited consolidated condensed financial statements include the accounts of Mountain Bank Holding Company (the Company) and its wholly owned subsidiary, Mt. Rainier National Bank (the Bank). The consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with general practice within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant intercompany transactions and amounts have been eliminated. In the opinion of management, all adjustments (consisting only of recurring accruals) necessary for a fair presentation are reflected in the financial statements. Reference is hereby made to the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 2003.

Note 2 – Use of Estimates in the Preparation of Financial Statements

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

Note 3 – Earnings Per Common Share

Basic earnings per share are based on the average number of common shares outstanding, assuming no dilution. Diluted earnings per common share are computed assuming the exercise of stock options.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended March 31, 2002
Basic earnings per share:
Net Income	$274	2,070,551	$0.13
Effect of dilutive securities:
Options	-0-	85,562	-0-
Diluted earnings per share:
Net Income	$274	2,156,153	$0.13

Three months ended March 31, 2003
Basic earnings per share:
Net Income	$296	2,152,140	$0.14
Effect of dilutive securities:
Options	-0-	86,531	(.01)
Diluted earnings per share:
Net Income	$296	2,238,671	$0.13

MOUNTAIN BANK HOLDING COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 4 – Stock Based Compensation

At March 31, 2003 the Company has four stock-based employee and director compensation plans and an employee stock purchase plan. The Company accounts for those plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as all options granted under those plans and the purchase price under the stock purchase plan were equal to the market value of the Company’s stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2003 and 2002 if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 and stock purchased under the stock purchase plan.

	2003	2002
Net income as reported	$296	$274

Less total stock-based compensation expense determined under fair value method for all qualifying awards	(33)	(40)

Pro forma net income	$263	$234

Earnings per share:

Basic:

As reported	$.14	$.13

Pro forma	.12	.11

Diluted:

As reported	.13	.13

Pro forma	.12	.11

Item 3. Controls and Procedures

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

PART II—Other Information

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Mountain Bank Holding Company’s Annual Shareholders’ Meeting was held on March 25, 2003.

(b)	A brief description of each matter voted upon at the Annual Shareholders’ Meeting held on March 25, 2003, and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee for office is presented below:

1)	Election of (3) Directors for terms expiring in 2006 or until their successors have been elected and qualified.

Director:

Roy T. Brooks
Votes cast for:	1,433,801
Votes withheld:	0

Susan K. Bowen-Hahto
Votes cast for:	1,433,086
Votes withheld:	715

Steve W. Moergeli
Votes cast for:	1,433,801
Votes withheld:	0

The following directors are continuing in office:

Directors with terms expiring in 2004:

Barry C. Kombol

John W. Raeder

J.B. Rupert

Garrett S. Van Beek

Directors with terms expiring in 2005:

Michael K. Jones, Sr.

Brian W. Gallagher

Hans Rudy Zurcher

(c)	None

Item 6. Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K:

None

(b)	Exhibit 99 – Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOUNTAIN BANK HOLDING COMPANY (Registrant)

Dated: May 5, 2003	/s/ ROY T. BROOKS
Roy T. Brooks, President and Chief Executive Officer

Dated: May 5, 2003	/s/ SHEILA M. BRUMLEY
Sheila Brumley, Chief Financial Officer

CERTIFICATION

I, Roy T. Brooks, President and CEO, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Mountain Bank Holding Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 5, 2003

/s/ ROY T. BROOKS
Roy T. Brooks, President & CEO

CERTIFICATION

I, Sheila M. Brumley, SVP & CFO, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Mountain Bank Holding Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 5, 2003

/s/ SHEILA M. BRUMLEY
Sheila M. Brumley, SVP & Chief Financial Officer