Form 10QSB
period 2003-06-30
MOUNTAIN BANK HOLDING CO
filed 2003-07-25
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

(360) 825-0100

(Issuer’s Telephone Number)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,155,477 (June 30, 2003)

Transitional Small Business Disclosure Format:  Yes  ☒  No  ☐

PART I—Financial Information

Item 1.	Financial Statements

The following Consolidated Condensed Financial Statements are presented for the Registrant, Mountain Bank Holding Company, and its wholly owned subsidiary, Mt. Rainier National Bank.

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	June 30, 2003	December 31, 2002
	(in thousands)
Assets
Cash and due from banks	$1,337	$1,522
Interest bearing deposits at other financial institutions	14,491	17,886
Securities available for sale	29,544	29,562
Federal Home Loan Bank and Federal Reserve Bank Stock	684	671
Loans held for sale	3,325	2,871
Loans	89,065	82,261
Less allowance for credit losses	(940)	(852)

Loans, net	88,125	81,409

Premises and equipment	5,708	4,890
Foreclosed real estate	147	151
Accrued interest receivable	586	601
Bank owned life insurance	3,289	3,205
Other assets	328	406

Total assets	$147,564	$143,174

Liabilities
Deposits:
Non-interest bearing	$20,914	$19,819
Savings and interest-bearing demand	62,166	60,361
Time	47,626	46,831

Total deposits	130,706	127,011

Accrued interest payable	195	205
Long-term debt	35	36
Other liabilities	353	381

Total liabilities	131,289	127,633

Shareholders’ Equity
Common stock (no par value); authorized 10,500,000 shares; issued and outstanding: 2003—2,155,477 shares; 2002—2,146,813 shares	1,078	1,073
Paid-in capital	9,526	9,472
Retained earnings	5,286	4,626
Accumulated other comprehensive income	385	370

Total shareholders’ equity	16,275	15,541

Total liabilities and shareholders’ equity	$147,564	$143,174

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)		(in thousands, except per share data)
Interest Income
Loans	$1,817	$1,556	$3,539	$3,129
Securities available for sale	246	365	519	735
Deposits in banks	41	51	89	99

Total interest income	2,104	1,972	4,147	3,963
Interest Expense
Deposits	476	649	992	1,338
Note payable	—	1	1	2

Total interest expense	476	650	993	1,340
Net interest income	1,628	1,322	3,154	2,623
Provision for credit losses	124	47	182	88

Net interest income after provision for credit losses	1,504	1,275	2,972	2,535

Noninterest income
Service charges on deposit accounts	145	136	279	262
Gains on mortgage loans sold	194	56	337	125
Bank owned life insurance income	41	42	82	86
Gain on sales of securities available for sale-net	—	12	—	29
Other	84	57	151	122

Total noninterest income	464	303	849	624

Noninterest expense
Salaries and employee benefits	814	662	1,666	1,368
Occupancy and equipment	222	166	408	310
Other	397	360	789	680

Total noninterest expenses	1,433	1,188	2,863	2,358

Income before income taxes	535	390	958	801
Income taxes	(171)	(128)	(298)	(265)

Net income	$364	$262	$660	$536

Per share data:
Basic earnings per share	$0.17	$0.13	$0.31	$0.26
Diluted earnings per share	$0.16	$0.12	$0.29	$0.25
Weighted average number of common shares outstanding, including dilutive stock options	2,265,170	2,179,642	2,263,511	2,167,073
Return on average assets	1.01%	0.83%	0.93%	0.86%

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited) (in thousands)

Six Months Ended June 30, 2002	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2001	$1,034	$8,698	$3,474	$97	$13,303

Sale of common stock under employee stock purchase plan	$1	$18			19
Exercise of options	4	27			31
Sale of common stock	30	669			699
Comprehensive income:
Net income	—		536		536
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale				180	180

Comprehensive Income					716

Balance at June 30, 2002	$1,069	$9,412	$4,010	$277	$14,768

Six Months Ended June 30, 2002	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2002	$1,073	$9,472	$4,626	$370	$15,541

Exercise of options, including tax benefit	$4	$37			41
Sale of common stock under employee stock purchase plan	1	17	—	—	18
Comprehensive income:
Net income	—		660		660
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale				15	15

Comprehensive Income					675

Balance at June 30, 2003	$1,078	$9,526	$5,286	$385	$16,275

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2003	2002
	(in thousands)
Net income	$660	$536
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	182	88
Depreciation	242	180
Gain on sales of securities available for sale	—	(29)
Loss on sale of premises and equipment	3	—
Amortization, net of accretion	204	141
Stock dividend received	(13)	(13)
Bank owned life insurance income	(82)	(86)
Gain on loans sold	(337)	(125)
Originations of loans held for sale	(23,494)	(11,240)
Proceeds from sales of loans	23,377	11,836
Other	46	116

Net cash provided by operating activities	788	1,404

Cash Flows from Investing Activities
Net (increase)decrease in interest bearing deposits at other financial institutions	3,395	391
Purchase of securities available for sale	(7,933)	(7,985)
Proceeds from maturities and sales of securities available for sale	7,784	9,021
Increase in loans, net of principal collections	(6,898)	(3,910)
Additions to premises and equipment	(1,075)	(1,212)
Proceeds from sales of premises and equipment	12	—
Purchase of life insurance	—	(344)

Net cash used in investing activities	(4,715)	(4,039)

Cash Flows from Financing
Net increase in deposits	3,695	2,129
Repayment of note payable	(1)	(1)
Common stock sold	48	749

Net cash provided by financing activities	3,742	2,877

Net increase(decrease) in cash	(185)	242
Cash and due from banks
Beginning of period	1,522	3,620

End of period	$1,337	$3,862

Supplemental Disclosures of Cash Flow Information
Interest paid	$1,003	$1,370
Income taxes paid	$298	$265
Supplemental Schedule of Non-Cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	15	180

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1—Basis of Presentation

The unaudited consolidated condensed financial statements include the accounts of Mountain Bank Holding Company (the Company) and its wholly owned subsidiary, Mt. Rainier National Bank (the Bank). The consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with general practice within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant intercompany transactions and amounts have been eliminated. In the opinion of management, all adjustments (consisting only of recurring accruals) necessary for a fair presentation are reflected in the financial statements. Reference is hereby made to the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the six months ended June 30, 2003, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 2003.

Note 2—Use of Estimates in the Preparation of Financial Statements

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

	Net Income (Numerator) (in thousands)	Shares (Denominator)	Per Share Amount
Six months ended June 30, 2002
Basic earnings per share:
Net Income	$536	2,082,735	$0.26
Effect of dilutive securities:
Options	-0-	79,660	(.01)
Diluted earnings per share:
Net Income	$536	2,162,395	$0.25
Six months ended June 30, 2003
Basic earnings per share:
Net Income	$660	2,153,818	$0.31
Effect of dilutive securities:
Options	-0-	85,797	(.02)
Diluted earnings per share:
Net Income	$660	2,239,615	$0.29

	Net Income (Numerator) (in thousands)	Shares (Denominator)	Per Share Amount
Three months ended June 30, 2002
Basic earnings per share:
Net Income	$262	2,094,785	$0.13
Effect of dilutive securities:
Options	-0-	87,869	(.01)
Diluted earnings per share:
Net Income	$262	2,182,654	$0.12
Three months ended June 30, 2003
Basic earnings per share:
Net Income	$364	2,155,477	$0.17
Effect of dilutive securities:
Options	-0-	86,383	(.01)
Diluted earnings per share:
Net Income	$364	2,241,860	$0.16

Note 4— Stock Based Compensation

At June 30, 2003 the Company has four stock-based employee and director compensation plans and an employee stock purchase plan. The Company accounts for those plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as all options granted under those plans and the purchase price under the stock purchase plan were equal to the market value of the Company’s stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three months and the six months ended June 30, 2003 and 2002 if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 and stock purchased under the stock purchase plan. (dollars in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income as reported	$364	$262	$660	$536

Less total stock-based compensation expense determined under fair value method for all qualifying awards	(33)	(40)	(66)	(81)
Pro forma net income	$331	$222	$594	$455

Earnings per share:

Basic:
As reported	$.17	$.13	$.31	$.26
Pro forma	$.15	$.11	$.28	$.22

Diluted:
As reported	$.16	$.12	$.29	$.25
Pro forma	$.15	$.10	$.27	$.21

Note 5—Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation requires a variable interest entity to be consolidated by the primary beneficiary of that entity. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003, and apply to existing entities for the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. This Statement did not have a material impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not anticipate that adoption of this standard will have a significant effect on its reported equity.

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

PART II—Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit 99—Section 906 Certification

(b)	Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOUNTAIN BANK HOLDING COMPANY (Registrant)

Dated: July 25, 2003	/s/ ROY T. BROOKS
Roy T. Brooks, President and Chief Executive Officer

Dated: July 25, 2003	/s/ SHEILA BRUMLEY
Sheila Brumley, Chief Financial Officer

CERTIFICATION

I, Roy T. Brooks, President and CEO, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Mountain Bank Holding Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: July 25, 2003

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

Date: July 25, 2003

/s/ SHEILA M. BRUMLEY
Sheila M. Brumley, SVP & Chief Financial Officer