Form 10QSB/A
period 2003-06-30
MOUNTAIN BANK HOLDING CO
filed 2003-08-04
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB/A

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ____________

Commission File Number : 0-28394

MOUNTAIN BANK HOLDING COMPANY

(Exact Name of Small Business Issuer as Specified in Its Charter)

WASHINGTON	91-1602736
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

501 Roosevelt Avenue

Enumclaw, Washington 98022

(Address of Principal Executive Offices)

(360) 825-0100

(Issuer’s Telephone Number)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:     2,155,477    (June 30, 2003)

Transitional Small Business Disclosure Format: Yes  ☒    No  ☐

PART II – Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibit 31.1 – 302 Certifications

Exhibit 31.2 – 302 Certifications

Exhibit 32 – Section 906 Certification

(b)	Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.

MOUNTAIN BANK HOLDING COMPANY
(Registrant)

Dated: August 4, 2003	/s/ ROY T. BROOKS
Roy T. Brooks, President and Chief Executive Officer

Dated: August 4, 2003	/s/ SHEILA BRUMLEY
Sheila Brumley, Senior VP Chief Financial Officer