Form 10QSB
period 2003-09-30
MOUNTAIN BANK HOLDING CO
filed 2003-11-04
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from to

Commission File Number :  0-28394

MOUNTAIN BANK HOLDING COMPANY
(Exact Name of Small Business Issuer as Specified in Its Charter)

WASHINGTON	91-1602736
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

501 Roosevelt Avenue
Enumclaw, Washington 98022
(Address of Principal Executive Offices)

(360) 825-0100
(Issuer’s Telephone Number)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  2,155,477      (September 30, 2003)

Transitional Small Business Disclosure Format:  Yes ☒   No☐

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS  (Unaudited)

	September 30, 2003	December 31, 2002
	(in thousands)
Assets
Cash and due from banks	$1,352	$1,522
Interest bearing deposits at other financial institutions	16,279	17,886
Securities available for sale	32,611	29,562
Federal Home Loan Bank and Federal Reserve Bank Stock	689	671
Loans held for sale	240	2,871

Loans	93,175	82,261
Less allowance for credit losses	(1,006)	(852)
Loans, net	92,169	81,409

Premises and equipment	5,690	4,890
Foreclosed real estate	144	151
Accrued interest receivable	615	601
Bank owned life insurance	3,323	3,205
Other assets	345	406
Total assets	$153,457	$143,174

Liabilities
Deposits:
Non-interest bearing	$22,450	$19,819
Savings and interest-bearing demand	66,890	60,361
Time	46,918	46,831
Total deposits	136,258	127,011
Accrued interest payable	173	205
Long-term debt	35	36
Other liabilities	492	381
Total liabilities	136,958	127,633

Shareholders’ Equity
Common stock (no par value); authorized 10,500,000 shares; issued and outstanding: 2003 - 2,155,477 shares; 2002 -2,146,813 shares	1,078	1,073
Paid-in capital	9,526	9,472
Retained earnings	5,633	4,626
Accumulated other comprehensive income	262	370
Total shareholders’ equity	16,499	15,541

Total liabilities and shareholders’ equity	$153,457	$143,174

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)		(in thousands, except per share data)
Interest Income
Loans	$1,900	$1,669	$5,439	$4,798
Securities available for sale	198	325	717	1,060
Deposits in banks	62	63	151	162
Total interest income	2,160	2,057	6,307	6,020

Interest Expense
Deposits	474	628	1,466	1,966
Note payable	1	—	2	2
Total interest expense	475	628	1,468	1,968

Net interest income	1,685	1,429	4,839	4,052

Provision for credit losses	(109)	(46)	(291)	(134)

Net interest income after provision for credit losses	1,576	1,383	4,548	3,918

Noninterest income
Service charges on deposit accounts	149	147	428	409
Gains on mortgage loans sold	205	64	542	189
Bank owned life insurance income	34	42	116	128
Gain on sales of securities available for sale-net	—	—	—	29
Other	78	69	229	191
Total noninterest income	466	322	1,315	946

Noninterest expense
Salaries and employee benefits	953	763	2,619	2,131
Occupancy and equipment	226	181	634	491
Other	360	347	1,149	1,027
Total noninterest expenses	1,539	1,291	4,402	3,649

Income before income taxes	503	414	1,461	1,215

Income taxes	(156)	(100)	(454)	(365)

Net income	$347	$314	$1,007	$850

Per share data:
Basic earnings per share	$0.16	$0.15	$0.47	$0.40
Diluted earnings per share	$0.15	$0.14	$0.45	$0.39
Weighted average number of common shares outstanding, including dilutive stock options	2,243,583	2,232,484	2,241,371	2,188,344

Return on average assets	0.89%	0.98%	0.92%	0.89%

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (in thousands)

Nine Months Ended September 30, 2002

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2001	$1,034	$8,698	$3,474	$97	$13,303

Sale of common stock under employee stock purchase plan	$1	$18			19

Exercise of options	5	34			39

Sale of common stock	30	669			699

Comprehensive income:
Net income	—		850		850
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale				315	315

Comprehensive Income					1,165

Balance at September 30, 2002	$1,070	$9,419	$4,324	$412	$15,225

Nine Months Ended September 30, 2003

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2002	$1,073	$9,472	$4,626	$370	$15,541

Exercise of options, including tax benefit	$4	$37			41

Sale of common stock under employee stock purchase plan	1	17	—	—	18

Comprehensive income:
Net income	—		1,007		1,007
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale				(108)	(108)

Comprehensive Income					899

Balance at September 30, 2003	$1,078	$9,526	$5,633	$262	$16,499

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS   (Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(in thousands)

Net income	$1,007	$850
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	291	134
Depreciation	383	286
Gain on sales of securities available for sale	—	(29)
Amortization, net of accretion	348	216
Stock dividend received	(18)	(19)
Bank owned life insurance income	(118)	(96)
Gain on loans sold	(542)	(189)
Originations of loans held for sale	(37,138)	(17,952)
Proceeds from sales of loans	40,311	18,098
Other	195	(415)
Net cash provided by operating activities	4,719	884

Cash Flows from Investing Activities
Net (increase)decrease in interest bearing deposits at other financial institutions	1,607	(3,365)
Purchase of securities available for sale	(16,833)	(11,045)
Proceeds from maturities and sales of securities available for sale	13,273	12,553
Increase in loans, net of principal collections	(11,051)	(9,847)
Additions to premises and equipment	(1,198)	(1,531)
Proceeds from sales of premises and equipment	19	—
Purchase of life insurance	—	—
Net cash used in investing activities	(14,183)	(13,235)

Cash Flows from Financing
Net increase in deposits	9,247	9,169
Repayment of note payable	(1)	(1)
Common stock sold	48	757
Net cash provided by financing activities	9,294	9,925

Net increase(decrease) in cash	(170)	(2,426)

Cash and due from banks
Beginning of period	1,522	3,620
End of period	$1,352	$1,194

Supplemental Disclosures of Cash Flow Information
Interest paid	$1,500	$2,008
Income taxes paid	$350	$365

Supplemental Schedule of Non-Cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	(108)	315

PART I - Financial Information

Item 1.  Financial Statements

The following Consolidated Condensed Financial Statements are presented for the Registrant, Mountain Bank Holding Company, and its wholly owned subsidiary, Mt. Rainier National Bank.

Consolidated Condensed Balance Sheets as of September 30, 2003, and December 31, 2002

Consolidated Condensed Statements of Income for the three months and nine months ended September 30, 2003 and 2002

Consolidated Condensed Statements of Shareholders’ Equity for the nine months ended September 30, 2003 and 2002

Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2003 and 2002

Notes to consolidated condensed financial statements

Item 3. Controls and Procedures

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated condensed financial statements include the accounts of Mountain Bank Holding Company (the Company) and its wholly owned subsidiary, Mt. Rainier National Bank (the Bank).  The consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with general practice within the banking industry.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Significant intercompany transactions and amounts have been eliminated.  In the opinion of management, all adjustments (consisting only of recurring accruals) necessary for a fair presentation are reflected in the financial statements.  Reference is hereby made to the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.  The results of operations for the nine months ended September 30, 2003, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 2003.

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

	Net Income (Numerator) (in thousands)	Shares (Denominator)	Per Share Amount
Nine months ended September 30, 2002
Basic earnings per share:
Net Income	$850	2,101,950	$0.40
Effect of dilutive securities:
Options	-0-	86,394	(.01)
Diluted earnings per share:
Net Income	$850	2,188,344	$0.39

Nine months ended September 30, 2003
Basic earnings per share:
Net Income	$1,007	2,154,365	$0.47
Effect of dilutive securities:
Options	-0-	87,006	(.02)
Diluted earnings per share:
Net Income	$1,007	2,241,371	$0.45

	Net Income (Numerator) (in thousands)	Shares (Denominator)	Per Share Amount
Three months ended September 30, 2002
Basic earnings per share:
Net Income	$314	2,139,753	$0.15
Effect of dilutive securities:
Options	-0-	92,731	(.01)
Diluted earnings per share:
Net Income	$314	2,232,484	$0.14

Three months ended September 30, 2003
Basic earnings per share:
Net Income	$347	2,155,477	$0.16
Effect of dilutive securities:
Options	-0-	88,106	(.01)
Diluted earnings per share:
Net Income	$347	2,243,583	$0.15

Note 4 – Stock Based Compensation

At September 30, 2003 the Company has four stock-based employee and director compensation plans and an employee stock purchase plan.  The Company accounts for those plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees and related interpretations.  Accordingly, no stock-based compensation cost is reflected in net income as all options granted under those plans and the purchase price under the stock purchase plan were equal to the market value of the Company’s stock on the date of grant.  The following table illustrates the effect on net income and earnings per share for the three months and the nine months ended September 30, 2003 and 2002 if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 and stock purchased under the stock purchase plan. (dollars in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income as reported	$347	$314	$1,007	$850

Less total stock-based compensation expense determined under fair value method for all qualifying awards	(39)	(40)	(105)	(121)
Pro forma net income	$308	$274	$902	$729

Earnings per share:

Basic:

As reported	$.16	$.15	$.47	$.40

Pro forma	$.14	$.13	$.42	$.35

Diluted:

As reported	$.15	$.14	$.45	$.39

Pro forma	$.14	$.12	$.41	$.33

Note 5 – Recent Accounting Pronouncements

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

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 31.1 – 302 Certifications of Chief Executive Officer

Exhibit 31.2 – 302 Certifications of Chief Financial Officer

Exhibit 32 – Section 906 Certification

(b)	Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOUNTAIN BANK HOLDING COMPANY
(Registrant)

Dated:	November 3, 2003	/s/ Roy T. Brooks
Roy T. Brooks, President and Chief Executive Officer

Dated:	November 3, 2003	/s/ Sheila Brumley
Sheila Brumley, Chief Financial Officer