Form 10KSB
period 2003-12-31
MOUNTAIN BANK HOLDING CO
filed 2004-03-05
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003.

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
(title of class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB    ☐

State the issuer’s revenues for its most recent fiscal year: $10,072,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days: at January 31, 2004 - $26,048,018

Number of shares of common stock outstanding as of January 31, 2004: 2,176,677

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated by reference into Part I of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format:    Yes  ☒    No  ☐

Part I

(ITEMS 6-11, FORM 1-A, MODEL B)

i

Part I

(ITEMS 6-11, FORM 1-A, MODEL B)

(continued)

ii

FORM 10-KSB

TRANSITIONAL SMALL BUSINESS ISSUER

DISCLOSURE PURSUANT TO ALTERNATIVE 2

PART I

(ITEMS 6-11, MODEL B, FORM 1-A)

ITEM 6. DESCRIPTION OF BUSINESS

General

Mountain Bank Holding Company (“Mountain Bank Holding”) is a Washington corporation formed in 1993 primarily to hold all of the Common Stock of Mt. Rainier National Bank (“Mt. Rainier Bank”), a National Banking Association organized under the laws of the United States. Mt. Rainier Bank provides personal and commercial banking and related financial services at its main office located in Enumclaw, Washington, and from five branch offices located in Buckley, Black Diamond, Auburn, Maple Valley, and Sumner Washington. Mountain Bank Holding is regulated by the Federal Reserve Board (the “FRB”) under the Bank Holding Company Act of 1956, as amended. A bank holding company is generally defined as a company that has direct or indirect control of a bank. Mountain Bank Holding qualifies as a bank holding company because it owns one hundred percent (100%) of the outstanding securities of Mt. Rainier Bank. At December 31, 2003, Mountain Bank Holding reported on a consolidated basis total assets of $156,276,000, total deposits of $138,775,000, and shareholders’ equity of $16,895,000.

Mountain Bank Holding’s strategy is to capitalize on its investment in Mt. Rainier Bank through continued growth in Mt. Rainier Bank’s assets, deposits and earnings, and creation of long-term value for Company shareholders by pursuing the following:

•	Monitoring and improving the credit quality of Mt. Rainier Bank’s existing asset base;

•	Concentrating on expense control, interest spread maximization and marketing of fee-based products, as well as maintaining adequate liquidity and capital levels;

•	Emphasizing close working relationships between Mt. Rainier Bank’s senior management, directors, loan officers and commercial customers; and

•	Focusing on training programs to ensure that management and staff has knowledge necessary to serve customers and remain in compliance with all legal and regulatory obligations.

There can be no assurance that Mt. Rainier Bank will achieve these objectives.

DESCRIPTION OF MT. RAINIER NATIONAL BANK

Mt. Rainier Bank

Mt. Rainier National Bank is a wholly owned subsidiary of Mountain Bank Holding. While Mountain Bank Holding and Mt. Rainier Bank are distinctly different entities regulated by different regulatory bodies, the income of Mountain Bank Holding presently is almost entirely derived from dividends upstreamed from Mt. Rainier Bank to Mountain Bank Holding. Therefore, the value of the securities of Mountain Bank Holding is, to a large extent, dependent upon the success of Mt. Rainier Bank.

History

Mt. Rainier Bank opened on July 2, 1990, in Enumclaw, Washington, and has been operating since that date.

Business

Mt. Rainier Bank, through its main office and five branches, offers a full line of commercial banking services.

The principal sources of Mt. Rainier Bank’s revenues are: (i) interest and fees on loans; (ii) deposit service charges; (iii) interest on deposits in other banks (generally on an overnight basis); (iv) gains on mortgages originated and sold to the secondary market; (v) interest on investments, and (vi) fees from sales of non-deposit investment products. Loans include short-to-medium-term commercial and consumer loans, including real estate loans, operating loans and lines, equipment loans, automobile loans, recreational vehicle and truck loans, personal loans and lines of credit, home improvement and rehabilitation loans, VISA national credit cards, and residential mortgage lending. Mt. Rainier Bank also offers safe deposit boxes, direct deposit of payroll and social security checks, automated teller machine access, debit cards, automatic drafts for various accounts, telephone banking, Internet banking and bill payment services. Mt. Rainier Bank has a night depository and an ATM, as well as drive-up services, at each of its offices.

Mt. Rainier Bank’s core deposit base generally has been enhanced through advertising and deposit promotions, and focusing on securing the entire banking relationship of each of its customers. Deposit products include checking accounts, savings programs, NOW accounts and certificates of deposit. Mt. Rainier Bank has not used brokered deposits as a source of funds.

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

Mountain Bank Holding believes that the growth in loans and profitability achieved by Mt. Rainier Bank also is attributable in large measure to its strategy of targeting smaller and medium size businesses in the manner described above and to the business and personal relationships and experience of Mt. Rainier Bank’s and Mountain Bank Holding’s management and Directors, rather than the result of greater risk-taking or price concessions. In addition, there have been numerous acquisitions and mergers of banks in Mt. Rainier Bank’s primary service area, which have made the larger institutions in the market even larger. This has resulted in Mt. Rainier Bank focusing primarily on the needs of the smaller and medium size commercial customers.

Service Area

Mt. Rainier Bank’s primary service area is South King County and East Pierce County, including Enumclaw, Buckley, Black Diamond, Auburn, Maple Valley, Sumner and surrounding communities. Enumclaw’s population is 11,195, having experienced 46% growth since 1990. Enumclaw is primarily considered a residential community, with most growth in single-family residences. The local economy is dependent upon the forest products industry, farming, and tourism. Buckley has experienced less growth with a population of 4,505. Buckley is a residential community with very little business growth in the past few years. Black Diamond has a current population of 3,995, up from 1,760 in 1990. Auburn is a larger community with a population of 45,355, up from 35,230 in 1990. Maple Valley has current population of 15,730, up from 10,500 in 1997 when it became a city. Sumner’s population is 8,900.

Employees

As of December 31, 2003, Mountain Bank Holding employed a full-time President and CEO and a half-time Chief Financial Officer. As of the same date, Mt. Rainier Bank had 65 full-time-equivalent employees, including three Executive Officers. None of Mt. Rainier Bank’s employees is presently represented by a union or covered by a collective bargaining agreement. Mt. Rainier Bank considers its relationships with its employees to be good.

Competition

The banking business in Mt. Rainier Bank’s primary service area is highly competitive with respect to both loans and deposits. All the major out-of-state commercial banks that operate in Washington (including Bank of America, Key Bank, Washington Mutual, Wells Fargo and U.S. Bank) have a branch or branches within Mt. Rainier Bank’s primary service area. Among the advantages such major banks have are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to geographic regions of higher yield and demand. Such banks offer certain services which are not offered directly by Mt. Rainier Bank (but are offered indirectly through correspondent institutions); and, by virtue of their greater total capitalization (legal lending limits to an individual customer are based upon a percentage of a bank’s shareholder equity accounts), such banks have substantially higher lending limits than Mt. Rainier Bank.

Mt. Rainier Bank also competes with a number of non-bank competitors such as insurance companies, small loan companies, finance companies, mortgage companies, credit unions, brokerage houses, and other financial institutions. Many of Mountain Bank Holding’s non-bank competitors are not subject to the extensive federal and state regulations, which govern Mountain Bank Holding and, as a result, have a competitive advantage over the Company in providing certain services.

Mt. Rainier Bank believes its competitive position has been strengthened by the consolidation in the banking industry, which has resulted in a focus by the larger banks on their larger accounts, with less direct contact between the officers and their customers. Mt. Rainier Bank’s strategy, by contrast, is to remain a middle market lender, which maintains close, long-term contact with its customers.

Products and Services

In conjunction with the growth of its asset base, Mt. Rainier Bank has introduced new products and services to position it to better compete in its highly competitive market. Mt. Rainier Bank’s customers demand not only a wide range of financial products but also efficient and convenient service. In response to these demands, Mt. Rainier Bank has developed a mix of products and services utilizing technology available to the banking industry such as telephone banking, internet banking, bill payment services and automated teller machines. Additionally, Mt. Rainier Bank offers a wide range of commercial and retail banking products and services to its customers. Deposit accounts include certificates of deposit, individual retirement accounts and other time deposits, checking and other demand deposit accounts, interest-bearing checking accounts, savings accounts and money market accounts. Loans include residential real estate, commercial, financial and real estate construction and development, installment and consumer loans. Other products and services include: credit related insurance, ATMs, safe deposit boxes and non-deposit investment products.

Marketing

Mt. Rainier Bank uses, to the fullest extent possible the flexibility accorded by its independent status to improve its market share. This includes an emphasis on specialized services, local promotional activity, and personal contacts by Mt. Rainier Bank’s officers, directors and employees. Mt. Rainier Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the business and professional fields. In the event there are customers whose loan demands exceed Mt. Rainier Bank’s lending limits, Mt. Rainier Bank arranges for such loans on a participation basis with other financial institutions.

Lending Activities

The two main areas in which Mt. Rainier Bank has directed its lendable funds are real estate and commercial loans. At December 31, 2003, these categories accounted for approximately 72% and 22%, respectively, of Mt. Rainier Bank’s total loan portfolio. Mt. Rainier Bank’s major source of income is interest and fees charged on loans.

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

In general, Mt. Rainier Bank is permitted by law to make loans to single borrowers in aggregate amounts of up to fifteen percent (15%) of Mt. Rainier Bank’s unimpaired capital and unimpaired surplus. Mt. Rainier Bank, on occasion, sells participations in loans when necessary to stay within lending limits or to otherwise limit Mt. Rainier Bank’s exposure. Mt. Rainier Bank’s goal is to reduce the risk of undue concentrations of loans to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2003, no such concentration exceeded 10% of Mt. Rainier Bank’s loan portfolio, except for interim real estate construction loans, which totaled approximately 11% of loans. These construction loans are to a number of small contractors, with the largest of such loans totaling approximately $1,897 at December 31, 2003. Mt. Rainier Bank has no loans to customers in foreign countries. Its policy generally is to lend within Washington State, however Mt. Rainier Bank does have some loans to out-of-state borrowers.

In the normal course of business there are various commitments outstanding and commitments to extend credit, which are not reflected in the financial statements. These commitments generally require the customers to maintain certain credit standards and have fixed expiration dates or other termination clauses. Mt. Rainier Bank uses the same credit policies in making commitments as it does for loans. Management does not expect that all such commitments will be fully utilized.

Lending activities are conducted pursuant to a written Loan Policy, which has been adopted by the Board of Directors of Mt. Rainier Bank. Each loan officer has a defined lending authority. Regardless of lending authority, aggregate loans over $350,000 are approved by Mt. Rainier Bank’s Loan Committee, made up of the President and Credit Administrator of Mt. Rainier Bank and three directors and aggregate loans over $250,000 are reviewed by that committee.

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

Investment Portfolio

The investment policy of Mt. Rainier Bank is an integral part of the overall asset/liability management of Mt. Rainier Bank. Mt. Rainier Bank’s investment policy is to establish a portfolio, which will provide liquidity necessary to facilitate making loans and to cover deposit fluctuations while at the same time achieving a satisfactory investment return on the funds invested. The investment policy is reviewed annually by Mt. Rainier Bank’s Board of Directors. Mt. Rainier Bank stresses the following attributes for its investments: capital protection, liquidity, yield, risk management and pledgeability. Under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, Mt. Rainier Bank is required to classify its portfolio into three categories: Held to Maturity, Trading Securities, and Available for Sale.

Held to Maturity securities include debt securities that Mt. Rainier Bank has positive intent and ability to hold to maturity; these securities are reported at amortized cost. As of December 31, 2003, Mt. Rainier Bank held no securities as Held to Maturity.

Trading Securities include debt and equity securities that are purchased and held solely for the purpose of selling them in the short-term future for trading profits. Trading Securities are reported at fair market value with unrealized gains and losses included in earnings. As of December 31, 2003, Mt. Rainier Bank held no securities as Trading Securities.

Available for Sale securities include those which may be sold to implement Mt. Rainier Bank’s asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. These securities are reported at fair market value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity. All of Mt. Rainier Bank’s investment securities at December 31, 2003, were classified as Available for Sale.

As a national bank and member of the Federal Reserve System, Mt. Rainier Bank is required to have $284,000 invested in Federal Reserve Bank Stock. Also, as a member of the Federal Home Loan Bank of Seattle, Mt. Rainier Bank is required to keep $409,000 in stock. This portion of Mt. Rainier Bank’s investment portfolio is not liquid.

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

The composition of the loan portfolio (excluding loans held for sale, which are normally held only for a short period) is summarized as follows:

LOAN PORTFOLIO – TYPES OF LOANS

	December 31, 2003		December 31, 2002
	Amounts	Percent of Total Loans	Amounts	Percent of Total Loans
	(dollars in thousands)
Commercial and Agricultural	$21,526	21.80%	$20,510	24.93%
Real Estate:
Construction	10,833	10.97%	5,602	6.81%
Mortgage	60,509	61.28%	50,391	61.26%
Consumer	5,876	5.95%	5,758	7.00%

Total Loans	$98,744	100.00%	$82,261	100.00%

LOAN PORTFOLIO – MATURITIES AND SENSITIVITIES ON LOANS

	One Year or Less	Over One Through Five Years		Maturing After Five Years		Total
	Amount	Fixed	Variable	Fixed	Variable
Commercial and agricultural	$12,740	$4,749	$2,238	$1,799	$0	$21,526
Real Estate:
Construction	7,795	81	406	2,551	0	10,833
Mortgage	10,609	11,737	25,589	9,837	2,737	60,509
Consumer	1,484	3,610	0	642	140	5,876

Total	$32,628	$20,177	$28,233	$14,829	$2,877	$98,744

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

Applicable regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectable and of such little value that continuance as an asset of the institution is not warranted. When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances, which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets. When an insured institution classifies problem assets as loss, it charges off the balance of the asset against the allowance for credit losses. Assets, which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses, are required to be designated as special mention. The Bank’s determination as to the classification of its assets is subject to review by the OCC during periodic examinations.

The loan portfolio is regularly reviewed and management determines the amount of loans to be charged off. In addition, such factors as Mt. Rainier Bank’s previous loan loss experience, prevailing economic conditions, industry concentrations and the overall quality of the loan portfolio are considered. While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in economic conditions. In addition, the OCC, as part of its examination process, periodically reviews the allowances for credit losses and foreclosed real estate. The OCC may require Mt. Rainier Bank to recognize additions to the allowance based on its judgments about information available at the time of examination. In addition, any loan or portion of a loan that is classified as a ‘loss’ by regulatory examiners is charged-off.

The allowance for credit losses is maintained at a level management considers adequate to provide for probable losses based on evaluating known and inherent risks in the loan portfolio. The allowance is reduced by loans charged off and increased by provisions charged to earnings and recoveries on loans previously charged off. The allowance is based on management’s periodic evaluation of factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The allowance for credit losses is estimated by management based on historical loss experience and known changes within the loan portfolio at the measurement date. The provision that is charged to income is the amount needed to maintain an adequate allowance for credit losses. The allowance for credit losses at December 31, 2003 was $1,101,000 or 1.12% of loans outstanding. The allowance for credit losses at year-end 2002 was $852,000 or 1.04% of loans outstanding. The following table presents data related to Mt. Rainier Bank’s allowance for credit losses for the years ended December 31, 2003 and 2002:

SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION

	Year Ended December 31, 2003	Year Ended December 31, 2002
	(dollars in thousands)
Allowance for credit losses (beginning of period)	$852	$753

Loans charged off:
Commercial and agricultural	101	10
Real estate construction	0	0
Real estate mortgage	0	221
Consumer	41	47

Total	142	278

Recoveries of loans previously charged off:
Commercial and agricultural	3	10
Real estate construction	0	0
Real estate mortgage	0	0
Consumer	3	7

Total	6	17

Net loans charged off	136	261

Provision for credit losses	385	360

Allowance for credit losses (end of period)	$1,101	$852

Loans outstanding:
Average	$91,351	$74,940
End of period	98,744	82,261
Ratio of allowance for loan loss to total loans outstanding
Average	1.21%	1.14%
End of period	1.12%	1.04%
Ratio of net charge-offs to average loans outstanding	0.15%	0.35%

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES BY LOAN CLASSIFICATION

The allowance for credit losses, in management’s judgement, is allocated as follows to cover probable loan losses:

	December 31, 2003		December 31, 2002
	Allocation of allowance for credit losses	% of loans to total loans	Allocation of allowance for credit losses	% of loans to total loans
Commercial and agriculture	$413	21.80%	$395	24.93%
Real estate construction	98	10.97%	41	6.81%
Real estate mortgage	467	61.28%	272	61.26%
Consumer	123	5.95%	144	7.00%

Total	$1,101	100.00%	$852	100.00%

The foregoing conditions and adjustments reflect management’s best estimate of items recognized when adjusting the loss percentage for each pool of loans, and adjustments to historical experience. These factors affect our assessment of low and high estimates of losses in our portfolio. The determination of the amounts of the provisions for credit losses is based on management’s current judgment and the quality of the loan portfolio, and considers all known, relevant internal and external factors that affect loan collectibility. These include regional economic indicators such as employment; retail sales; real estate trends and specific areas of concentration for our market including the forest and dairy/agricultural industries.

During 2003, the loan loss allocations by category were adjusted to reflect the overall changes as they affect percentages in each pool of loans categorized by the banks Loan Loss Reserve Analysis. By this method, consumer loans, as a percentage of overall loans decreased from 7.00% to 5.95% as of December 31, 2003. During this same period, commercial and agriculture loans decreased from 24.93% to 21.80% as loan demand repositioned itself toward less risky Real Estate secured loans, that changed from 68.07% to 72.25% of the bank portfolio. The fundamental process for calculating the banks loan loss allocation requirements remained unchanged during this accounting period.

Loan quality, as measured by changes in the loan portfolio, as well as those identified as criticized/classified affect loan loss reserve allocations. Loan quality remained satisfactory with $435,000 in past due loans as of December 31, 2003. Likewise, loans identified as criticized/classified loans ended the year at $760,000, as compared to $463,000 as of the prior year-end as shown in the following summary:

	December 31, 2003	December 31, 2002
Special mention	$873	$687
Substandard	$760	$463
Doubtful	-0-	-0-

Other than the loans included in the table above, we are not aware of any loans at December 31, 2003 that cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

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

	2003
	Accruing Loans 90 Days or More Past Due	Non-accrual	Restructured	Lost Interest
	(dollars in thousands)
Commercial and Agricultural	$0	$88	$0	-0-
Real Estate	0	0	0	N/A
Consumer	0	$16	0	$1

Total	$0	$104	$0	$1

	2002
	Accruing loans 90 Days or More Past Due	Non-accrual	Restructured	Lost Interest
	(dollars in thousands)
Commercial and Agricultural	$0	$88	$0	$3
Real Estate	0	0	0	N/A
Consumer	0	0	0	N/A

Total	$0	$88	$0	$3

INVESTMENT SECURITIES PORTFOLIO

The following table presents the composition and carrying value of Mt. Rainier Bank’s investment portfolio at December 31, 2003 and 2002 and the dollar and percentage changes of each investment category.

	December 31, 2003	December 31, 2002	Dollar Change	Percentage Change
	(dollars in thousands)
US Treasury securities	$3,624	$3,141	$483	15.38%
US Government and agency securities	11,628	7,573	4,055	53.55%
Mortgage backed securities	11,813	12,330	(517)	-4.19%
Municipal bonds	221	400	(179)	-44.75%
Corporate bonds	4,944	6,058	(1,114)	-18.39%
Equity securities	60	60	0	0%

Total	$32,290	$29,562	$2,728	9.23%

The fair value of debt investment securities and the maturities and yield information on the investment portfolio is as follows:

	December 31, 2003
	One Year Or Less		Over One Through Five Years		Over Five Through Ten Years		Over Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury Securities	$502	4.75%	$3,122	4.73%	$0		$0	0%
US Government Agency Securities	$3,036	4.58%	$8,592	3.37%	$0		0	0%
Mortgage Backed Securities	$106	6.96%	$9,767	4.81%	$1,940	4.98%	0	0%
Corporate Bonds	$2,573	6.03%	$2,371	5.69%	$0		0	0%
Municipal Bonds (1)	$82	4.60%	$8	5.50%	$131	4.50%	0	0%

Total	$6,299		$23,860		$2,071		$0
Weighted Average Yield		5.23%		4.37%		4.95%		0%

(1)	Yield on municipal bonds is not calculated on a tax equivalent basis

DEPOSITS

Mt. Rainier Bank’s primary sources of funds are interest-bearing deposits. The following table sets forth the average amount of and average rates paid on Mt. Rainier Bank’s deposit accounts for the years ended.

	December 31, 2003		December 31, 2002
	Average Amounts	Average Rate Paid	Average Amounts	Average Rate Paid
	(dollars in thousands)
Non-interest bearing demand	$20,890	0.00%	$17,901	0.00%
Interest-bearing demand	48,613	1.12%	38,448	1.60%
Savings	14,529	0.83%	12,600	0.99%
Certificates of deposit	30,918	2.51%	30,503	3.75%
Certificates of deposit over $100,000	16,460	2.90%	16,540	4.08%

Total	$131,410	1.74%	$115,992	2.61%

At December 31, 2003, the scheduled maturities of certificates of deposit were:

	December 31, 2003
	Less Than $100,000	$100,000 or More
	(dollars in thousands)
Maturity in:
Three months or less	$7,854	$1,967
Over three months through six months	6,824	$3,038
Over six months through twelve months	9,489	$3,845
Over twelve months	7,091	$8,191

Total	$31,258	$17,041

The following ratios applicable to Mountain Bank Holding are among those commonly used in analyzing bank holding companies:

	Year Ended December 31,
	2003	2002
Return on Average Assets	0.93%	0.88%
Return on Average Equity	8.51%	8.04%
Dividend Payout Ratio	0%	0%
Average Equity to Average Assets Ratio	10.89%	10.96%

At December 31, 2003, and December 31, 2002 and for the years then ended, neither Mt. Rainier Bank nor Mountain Bank Holding had any short-term borrowings.

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

The following table represents an interest rate sensitivity analysis at December 31, 2003.

GAP ANALYSIS

	Total Within One Year	One Year to Five Years	Over Five Years
	(dollars in thousands)
Rate Sensitive Assets:
Loans, including loans held for sale	$32,628	$48,410	$17,706
Investments	6,299	23,860	2,071
Interest Bearing Deposits	13,919	0	0

Total	$52,846	$72,270	$19,777

Rate Sensitive Liabilities:
Savings, NOW and Interest Checking	$66,720
Time Deposits	33,017	$15,282

Total	$99,737	$15,282	$0

Interest Sensitive Gap	$(46,891)	$56,988	$19,777

Cumulative Gap	$(46,891)	$10,097	$29,874

Cumulative Gap as a % of Average Earning Assets	33.91%	7.30%	21.60%

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

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

AND INTEREST YIELDS

The following table sets forth the average balance sheets of Mountain Bank Holding for the past two years along with an analysis of net interest earnings for each major category of interest earning assets and interest bearing liabilities, the average rate paid in each category, and net yield on earning assets. Average non-accrual loans were $155 in 2003 and $68 in 2002 and are included in average total loans. Loan fees of $922 in 2003 and $789 in 2002 are included in interest income.

	2003				2002
	Average Balance	Interest Earned/ Expense		Annualized Yield/ Rate	Average Balance	Interest Earned/ Expense		Annualized Yield/ Rate
	(dollars in thousands)
ASSETS
Interest earning assets:
Loans	$91,351	$7,275		8.0%	$74,940	$6,590		8.8%
Investments	30,682	1,013	*	3.3%	31,676	1,358	*	4.3%
Federal funds sold and deposits in banks	16,247	177		1.1%	15,339	230		1.5%

Total interest earning assets	$138,280	$8,465		6.1%	$121,955	$8,178		6.7%

Non-interest earning assets:
Cash and due from banks	1,370				1,192
Premises and equipment	5,237				4,217
Other assets	4,505				4,235
Allowance for credit losses	(949)				(782)

TOTAL ASSETS	$148,443				$130,817

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits	$48,613	$547		1.1%	$38,448	$615		1.6%
Savings	14,529	119.8%			12,600	125		1.0%
Certificates of deposit	30,918	775		2.5%	30,503	1,145		3.8%
Certificates of deposit over $100,000	16,460	477		2.9%	16,540	675		4.1%

Total interest bearing deposits	110,520	1,918		1.7%	$98,091	$2,560		2.6%

Other borrowings	35	3		8.6%	37	3		8.1%

Total interest bearing liabilities	$110,555	$1,921		1.7%	$98,128	$2,563		2.6%

Non-interest bearing liabilities:
Demand deposits	$20,890				$17,901
Other liabilities	830				456
Shareholders’ equity	16,168				14,332

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$148,443				$130,817

Net interest income		$6,544				$5,615

Net interest margin				4.7%				4.6%

*	Tax equivalent basis @ 34%.

CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES

The change in interest due to both volume and yield has been allocated to volume and yield changes in proportion to the relationship of the absolute dollar amount of the change in each amount.

	2003			2002
	Net Change			Net Change
	Net Change	Volume	Yield	Net Change	Volume	Yield
	(dollars in thousands)
Loans	$685	$1,348	$(663)	$214	$637	$(423)
Investments	(345)	(44)	(301)	(86)	294	(380)
Federal Funds Sold	(53)	13	(66)	(219)	102	(321)

Total	$287	$1,317	$(1,030)	$(91)	$1,033	$(1,124)

Interest Bearing Demand	(68)	140	(208)	(145)	203	(348)
Savings	(6)	18	(24)	(58)	33	(91)
Certificates of deposit	(370)	15	(385)	(594)	(10)	(584)
Certificates of deposit over $100,000	(198)	(3)	(195)	(168)	124	(292)

Total	$(642)	$170	$(812)	$(965)	$350	$(1,315)

Other Borrowings	0	0	0	0	0	0

Total	$(642)	$170	$(812)	$(965)	$350	$(1,315)

Net Interest Income	$929	$1,147	$(218)	$874	$683	$191

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

As a publicly reporting company, we are subject to the requirements of the Act and related rules and regulations issued by the SEC. At the present time, we anticipate that we will incur additional expense as a result of the Act, be we do not expect that such compliance will have a material impact on our business.

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

State Law Restrictions

As a Washington business corporation, we may be subject to certain limitations and restrictions under applicable Washington corporate law. In addition, although Mt. Rainier Bank is a national bank and therefore primarily regulated by the Office of the Comptroller of the Currency, Washington law may affect certain activities of Mt. Rainier Bank.

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

ITEM 7. DESCRIPTION OF PROPERTY

Mt. Rainier Bank’s main office is in Enumclaw, Washington, at 501 Roosevelt Avenue, in an office building owned by Mt. Rainier Bank. The facility has 10,275 square feet.

On February 6, 1995, Mt. Rainier Bank opened its Buckley Branch located at 29290 Highway 410, Buckley, Washington. The facility has 3,100 square feet.

On January 26, 1998, Mt. Rainier Bank opened its Black Diamond Branch located at 31329 Third Avenue, Black Diamond, Washington. The facility has 3,100 square feet.

On November 16, 1998, Mt. Rainier Bank opened its Auburn Branch located at 1436 Auburn Way So, Auburn, Washington. The facility has approximately 2,624 square feet.

On April 5, 2002, Mt. Rainier Bank opened its Maple Valley Branch located at 23924 225th Way SE in Maple Valley, Washington. The facility has approximately 3,287.

On March 26, 2003, Mt. Rainier Bank opened its Sumner Branch located at 15104 E. Main St. in Sumner, Washington. The facility has approximately 3,768.

Mt. Rainier Bank owns all of the facilities described above. Management believes that the facilities are of sound construction, in good operating condition, are appropriately insured and are adequately equipped for carrying on the business of the Company.

On March 27, 2003, Mountain Bank Holding purchased a vacant lot located at 1409 3rd Street along with a building located at 1445 3rd Street, Enumclaw, Washington. The building is approximately 2,880 square feet and will be used primarily as a storage facility. The vacant lot will be used for future expansion.

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE REGISTRANT

Information regarding “Directors and Executive Officers” of Mountain Bank Holding is incorporated by reference from Mountain Bank Holding’s 2004 Annual Proxy Statement (“Proxy Statement”) under the captions “BUSINESS OF THE MEETING-Election of Directors,” “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Information regarding our code of ethics applicable to our principal executive officer and our principal financial officer appears under “INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES-Corporate Governance” section of our Proxy Statement and is incorporated by reference. Our Code of Ethics is also filed as Exhibit 99 to our Report. Information regarding Mountain Bank Holding’s audit committee financial expert appears under the “INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES-Certain Committees of the Board of Directors-Audit Committee” section of our Proxy Statement and is incorporated by reference.

ITEM 9. REMUNERATION OF DIRECTORS AND OFFICERS

Information regarding “Remuneration of Directors and Officers” of Mountain Bank Holding is incorporated by reference from Mountain Bank Holding’s Proxy Statement under the captions “INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES–Compensation of Directors” and “EXECUTIVE COMPENSATION.”

ITEM 10. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SHAREHOLDERS

Information regarding “Security Ownership of Management and Certain Shareholders” of Mountain Bank Holding is incorporated by reference from Mountain Bank Holding’s Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Information regarding “Equity Compensation Plan Information” is incorporated by reference from Mountain Bank Holding’s Proxy Statement under the caption “EXECUTIVE COMPENSATION.”

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

Period	# of Shares Traded	Price Range
2003
1st Quarter	13,533	$13.50 to $14.00
2nd Quarter	2,895	$14.00
3rd Quarter	20,264	$14.00 to $14.50
4th Quarter	12,724	$14.25 to $15.00

2002
1st Quarter	4,949	$11.00 to $12.00
2nd Quarter	9,730	$12.00 to $13.50
3rd Quarter	7,563	$13.50
4th Quarter	8,551	$13.50 to $14.00

The price information was obtained from Mt. Rainier Bank acting as transfer agent for Mountain Bank Holding.

On April 10, 2002, Mountain Bank Holding offered for sale 60,000 shares of no par value common stock at a subscription price of $12.50 per share. The offering was successfully completed on April 23, 2002.

On January 20, 2003, the Board of Directors approved an offering of 60,000 shares of no par value common stock at a subscription price of $15.00 per share. This offering will commence on or about the first of April, 2004. The net proceeds of approximately $850,000 will replenish funds used to purchase and construct the Sumner branch location.

As of December 31, 2003, there were 2,176,677 shares of Mountain Bank Holding Company common stock issued and outstanding.

At December 31, 2003, stock options for 201,325 shares of Mountain Bank Holding Company common stock were outstanding. See Note 11 of the audited financial statements for additional information.

Number of Equity Holders

As of January 31, 2003, there were 1,094 holders of record of Mountain Bank Holding’s common stock.

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

Payment of Dividends

The principal source of Mountain Bank Holding’s cash revenues is dividends received from Mt. Rainier Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. In addition, a bank has certain restrictions on the payment of dividends and also may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. See “SUPERVISION AND REGULATION – MT. RAINIER NATIONAL BANK” contained elsewhere in this Annual Report. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither Mt. Rainier Bank nor we are currently subject to any regulatory restrictions on our dividends.

On January 20, 2004, the Board of Directors approved a dividend in the amount of $.10 per share to be paid on or about March 1, 2004 to shareholders of record as of February 20, 2004.

Equity Compensation Plans

Information about our equity compensation plans is incorporated by reference from Mountain Bank Holding’s Proxy Statement under the caption “EXECUTIVE COMPENSATION-EQUITY COMPENSATION PLAN INFORMATION.”

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

There were no changes or disagreements with accountants in 2003.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 2003, no matters were submitted to the security holders through the solicitation of proxies or otherwise.

Item 5. Compliance with Section 16(a) of the Exchange Act

Mountain Bank Holding has adopted procedures to assist its directors and executive officers with Section 16(a) of the Securities Exchange Act, which includes assisting the officer or director in preparing forms for filing with the Securities Exchange Commission. Based on the review of such forms, Mountain Bank Holding believes that all of its executive officers and directors complied with all filing requirements applicable to them in 2003.

Item 6. Reports on Form 8-K

There were no reports filed on Form 8-K during the last quarter of the period ending December 31, 2003.

Item 7. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the SEC’s rules and forms.

(b) Changes in Internal Controls. No changes occurred during the quarter ended December 31, 2003 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8. Principal Accountant Fees and Services

Information regarding “Principal Accountant Fees and Services” is incorporated by reference from Mountain Bank Holding’s Proxy Statement under the caption “AUDITORS-FEES PAID TO INDEPENDENT AUDITORS”

Mountain Bank Holding Company and Subsidiary

Consolidated Financial Report

December 31, 2003

Contents

Independent Auditor’s Report

Board of Directors

Mountain Bank Holding Company

Enumclaw, Washington

We have audited the accompanying consolidated balance sheets of Mountain Bank Holding Company and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mountain Bank Holding Company and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Tacoma, Washington

January 15, 2004

McGladrey & Pullen, LLP is a member firm of RSM International –

an affiliation of separate and independent legal entities.

Consolidated Financial Statements

Consolidated Balance Sheets

(Dollars in Thousands)

Mountain Bank Holding Company and Subsidiary

December 31, 2003 and 2002

	2003	2002
Assets
Cash and due from banks	$1,641	$1,522
Interest bearing deposits at other financial institutions	13,920	17,886
Securities available for sale	32,290	29,562
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	693	671
Loans held for sale	—	2,871

Loans	98,744	82,261
Allowance for credit losses	1,101	852
Net loans	97,643	81,409

Premises and equipment	5,586	4,890
Foreclosed real estate	140	151
Accrued interest receivable	656	601
Bank owned life insurance	3,358	3,205
Other assets	349	406

Total assets	$156,276	$143,174

Liabilities
Deposits:
Demand, non-interest bearing	$23,756	$19,819
Savings and interest-bearing demand	66,720	60,361
Time	48,299	46,831
Total deposits	138,775	127,011

Accrued interest payable	159	205
Note payable	34	36
Other liabilities	413	381

Total liabilities	139,381	127,633

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock (no par value); authorized 10,000,000 shares; issued and outstanding: 2003 - 2,176,677 shares; 2002 - 2,146,813 shares	1,088	1,073
Additional paid-in capital	9,655	9,472
Retained earnings	6,002	4,626
Accumulated other comprehensive income	150	370
Total shareholders’ equity	16,895	15,541

Total liabilities and shareholders’ equity	$156,276	$143,174

See notes to consolidated financial statements.

Consolidated Statements of Income

(Dollars in Thousands, Except Per Share Amounts)

Mountain Bank Holding Company and Subsidiary

Years Ended December 31, 2003 and 2002

	2003	2002
Interest Income
Loans	$7,275	$6,590
Deposits in banks	177	230
Investment income:
Taxable	940	1,307
Tax-exempt	16	18
Dividends on stock	49	24
Total interest income	8,457	8,169

Interest Expense
Deposits	1,918	2,560
Note payable	3	3
Total interest expense	1,921	2,563

Net interest income	6,536	5,606

Provision for Credit Losses	385	360

Net interest income after provision for credit losses	6,151	5,246

Non-Interest Income
Service charges on deposit accounts	572	552
Gains on mortgage loans sold	614	340
Gains on sale of securities available for sale—net	—	29
Bank owned life insurance income	153	174
Other	276	256
Total non-interest income	1,615	1,351

Non-Interest Expenses
Salaries and employee benefits	3,395	2,869
Occupancy	330	256
Equipment	535	434
Other	1,507	1,390
Total non-interest expenses	5,767	4,949

Income before income taxes	1,999	1,648

Income Taxes	623	496

Net income	$1,376	$1,152

Earnings Per Share
Basic	$.64	$.55
Diluted	.61	.52

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

(Dollars in Thousands)

Mountain Bank Holding Company and Subsidiary

Years Ended December 31, 2003 and 2002

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2001	2,067,401	$1,034	$8,698	$3,474	$97	$13,303

Comprehensive income:
Net income	—	—	—	1,152	—	1,152
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	—	273	273
Comprehensive income						1,425

Sale of common stock under employee stock purchase plan	1,762	1	19	—	—	20
Exercise of stock options	17,650	8	58	—	—	66
Sale of common stock	60,000	30	668	—	—	698
Tax benefit from exercise of stock options	—	—	29	—	—	29

Balance at December 31, 2002	2,146,813	1,073	9,472	4,626	370	15,541

Comprehensive income:
Net income	—	—	—	1,376	—	1,376
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	—	(220)	(220)
Comprehensive income						1,156

Sale of common stock under employee stock purchase plan	1,464	1	17	—	—	18
Exercise of stock options	28,400	14	66	—	—	80
Tax benefit from exercise of stock options	—	—	100	—	—	100

Balance at December 31, 2003	2,176,677	$1,088	$9,655	$6,002	$150	$16,895

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

Mountain Bank Holding Company and Subsidiary

Years Ended December 31, 2003 and 2002

	2003	2002
Cash Flows from Operating Activities
Net income	$1,376	$1,152
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	385	360
Depreciation and amortization	526	401
Deferred federal income tax expense	28	22
Net amortization and accretion of bond premiums and discounts	443	313
Gain on sales of securities available for sale	—	(29)
Stock dividends received	(23)	(16)
Gains on loans sold	(614)	(340)
Originations of loans held for sale	(40,072)	(33,720)
Proceeds from sales of loans	43,557	32,282
Bank owned life insurance income	(153)	(174)
(Increase) decrease in accrued interest receivable	(55)	49
Decrease in accrued interest payable	(46)	(87)
Other - net	285	(188)
Net cash provided by operating activities	5,637	25

Cash Flows from Investing Activities
Net increase (decrease) in interest-bearing deposits in banks	3,966	(4,431)
Activity in securities available for sale and Federal Reserve Bank and FHLB stock:
Purchases	(20,502)	(15,731)
Maturities, prepayments and calls	6,521	15,489
Sales	10,478	2,400
Increase in loans made to customers, net of principal collections	(16,619)	(13,786)
Additions to premises and equipment	(1,222)	(1,746)
Net cash used in investing activities	(17,378)	(17,805)

Cash Flows from Financing Activities
Net increase in deposits	11,764	14,900
Net proceeds from issuance of stock	98	784
Repayment of note payable	(2)	(2)
Net cash provided by financing activities	11,860	15,682

Net change in cash and due from banks	119	(2,098)

Cash and Due from Banks
Beginning of year	1,522	3,620

End of year	$1,641	$1,522

Supplemental Disclosures of Cash Flow Information
Interest paid	$1,967	$2,650
Income taxes paid	435	547

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Unrealized gain (loss) on securities available for sale, net of tax	$(220)	$273
Foreclosed real estate acquired in settlement of loans, net	—	(151)

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2003 and 2002

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

The Bank operates a main office and five branches, and has a customer base centered in and around southeastern King County and northeastern Pierce County, Washington. The Bank provides loan and deposit services to customers, who are predominantly small- and middle-market businesses and middle-income individuals in western Washington. Its primary funding source is deposits from businesses and individuals in its market area.

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

Certain prior year amounts have been reclassified, with no effect on net income or shareholders’ equity, to conform to the 2003 presentation. All dollar amounts, except per share information, are stated in thousands.

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

(continued)

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies (continued)

Federal Home Loan Bank and Federal Reserve Bank Stocks

The Bank, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. The recorded amount of FHLB stock equals its fair value because the shares can only be redeemed by the FHLB at the $100 per share par value.

As a national bank, the Bank is required to own stock in the Federal Reserve Bank (FRB) in an amount based on its capital. The recorded amount of the FRB stock equals its fair value because the shares can only be redeemed by the FRB at their par value.

Loans Held for Sale

Mortgage loans originated for sale in the foreseeable future in the secondary market are carried at the lower of aggregate cost or estimated market value. Gains and losses on sales of loans are recognized at settlement date and are determined by the difference between the sales proceeds and the carrying value of the loans. All sales are made without recourse. Net unrealized losses are recognized through a valuation allowance established by charges to income. All such loans are sold on a servicing released basis.

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

(continued)

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies (continued)

Allowance for Credit Losses

The allowance for credit losses is maintained at a level sufficient to provide for probable credit losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management’s continuing analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The appropriateness of the allowance for credit losses is estimated based upon these factors and trends identified by management at the time consolidated financial statements are prepared.

When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged against the allowance for credit losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not demonstrated the ability or intent to bring the loan current; the Bank has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; the estimated fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.

In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, an amendment of SFAS No. 114, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Smaller balance homogenous loans, such as residential mortgage loans and consumer loans, are collectively evaluated for potential loss. When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when, as a practical expedient, the current fair value of the collateral, reduced by costs to sell, is used. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest and net deferred loan fees or costs), an impairment is recognized by creating or adjusting an allocation of the allowance for loan losses. Uncollected accrued interest is reversed against interest income. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.

A provision for credit losses is charged against income and is added to the allowance for credit losses based on quarterly assessments of the loan portfolio. The allowance for credit losses is allocated to certain loan categories based on the relative risk characteristics, asset classifications and actual loss experience of the loan portfolio. While management has allocated the allowance for credit losses to various loan portfolio segments, the allowance is general in nature and is available for the loan portfolio in its entirety.

The ultimate recovery of all loans is susceptible to future market factors beyond the Bank’s control. These factors may result in losses or recoveries differing significantly from those provided in the consolidated financial statements. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

(continued)

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2003 and 2002

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

Cash and Cash Equivalents

For purposes of presentation on the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “Cash and due from banks.” The Bank maintains its cash in depository institution accounts which, at times, may exceed federally insured limits. The Bank has not experienced any losses in such accounts.

(continued)

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

At December 31, 2003, the Company has four stock-based employee and director compensation plans, which are described more fully in Note 11, and an employee stock purchase plan, which is described in Note 14. The Company accounts for those plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 for the years ended December 31:

	2003	2002
Net income, as reported	$1,376	$1,152
Less total stock-based compensation expense determined under fair value method for all qualifying awards, net of related tax effects	(125)	(143)

Pro forma net income	$1,251	$1,009

Earnings Per Share
Basic:
As reported	$.64	$.55
Pro forma	58	48
Diluted:
As reported	61	52
Pro forma	56	46

Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments disclosed in these consolidated financial statements:

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

(continued)

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies (continued)

Fair Values of Financial Instruments (concluded)

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

Deposit Liabilities

The fair value of deposits with no stated maturity date is included at the amount payable on demand. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation based on interest rates currently offered on similar certificates.

Note Payable

The fair value of the note payable is estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest

The carrying amounts of accrued interest approximate their fair values.

Off-Balance-Sheet Instruments

The fair value of commitments to extend credit and standby letters of credit was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customers. Since the majority of the Bank’s off-balance-sheet instruments consist of non-fee producing, variable-rate commitments, the Bank has determined they do not have a distinguishable fair value.

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

(continued)

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies (concluded)

Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), which requires that an entity report and display comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. With regard to the Company, comprehensive income includes the net income reported on the consolidated statements of income and any changes in fair value of securities available for sale, reported as a component of shareholders’ equity.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement 149, Amendments of Statement 133 on Derivative Instruments and Hedging. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Implementation of the Statement on July 1, 2003 did not have a significant impact on the consolidated financial statements.

The Financial Accounting Standards Board has issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and requires that certain freestanding financial instruments be reported as liabilities on the consolidated balance sheets. For the Company, the Statement was effective July 1, 2003 and implementation had no significant impact on the consolidated financial statements

Note 2 - Restricted Assets

Federal Reserve Board regulations require maintenance of minimum reserve balances either in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The amounts of such balances for the years ended December 31, 2003 and 2002 were $1,227 and $951, respectively.

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2003 and 2002

Note 3 - Securities Available for Sale

Debt and equity securities have been classified according to management’s intent.

The carrying amounts of securities and their approximate fair values are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale

December 31, 2003
U.S. Treasury securities	$3,654	$9	$39	$3,624
U.S. Government and agency securities	11,501	142	15	11,628
Mortgage-backed securities	11,793	74	54	11,813
Obligations of states and political subdivisions	217	4	—	221
Corporate securities	4,838	106	—	4,944
Equity securities	60	—	—	60

	$32,063	$335	$108	$32,290

December 31, 2002
U.S. Treasury securities	$3,075	$66	$—	$3,141
U.S. Government and agency securities	7,318	255	—	7,573
Mortgage-backed securities	12,162	176	8	12,330
Obligations of states and political subdivisions	391	9	—	400
Corporate securities	5,996	97	35	6,058
Equity securities	60	—	—	60

	$29,002	$603	$43	$29,562

All of the unrealized losses shown above at December 31, 2003 arose during 2003. The unrealized losses are generally due to changes in interest rates and, as such, are considered by the Company to be temporary,

Gross gains and losses on the sales of securities were $33 and $4, respectively, in 2002.

(continued)

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2003 and 2002

Note 3 - Securities Available for Sale (concluded)

The carrying amount and approximate market value of debt securities at December 31, 2003 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$6,242	$6,299
Due in one to five years	24,694	23,860
Due in five years or more	2,066	2,071

	$33,002	$32,230

Securities with a carrying value of $1,815 and $1,000 at December 31, 2003 and 2002, respectively, were assigned or pledged to secure public deposits, and for other purposes as required by law.

Note 4 - Loans

Loans at December 31 consist of the following:

	2003	2002
Commercial and agricultural	$21,526	$20,510
Real estate:
Residential 1-4 family	12,243	13,516
Commercial	48,266	36,875
Construction	10,833	5,602
Consumer	5,876	5,758

Total loans	$98,744	$82,261

Changes in the allowance for credit losses for the years ended December 31 are as follows:

	2003	2002
Balance at beginning of year	$852	$753
Provision for credit losses	385	360

Charge-offs	(142)	(278)
Recoveries	6	17
Net charge-offs	(136)	(261)

Balance at end of year	$1,101	$852

(continued)

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2003 and 2002

Note 4 - Loans (concluded)

Following is a summary of information pertaining to impaired loans:

	2003	2002
December 31
Impaired loans without a valuation allowance	$—	$88
Impaired loans with a valuation allowance	104	—

Total impaired loans	$104	$88

Valuation allowance related to impaired loans	$15	$—

Years Ended December 31
Average investment in impaired loans	$155	$89
Interest income recognized on a cash basis on impaired loans	7	2

At December 31, 2003, there were no commitments to lend additional funds to borrowers whose loans have been modified. There were no loans 90 days and over past due still accruing interest at December 31, 2003 or 2002.

At December 31, 2003 and 2002, certain officers and directors, or companies in which they have 10% or more beneficial interest, were indebted to the Bank in the aggregate amount of $2,492 and $2,598, respectively. During 2003 advances of $1,642 were made, and repayments totaled $1,748.

Note 5 - Premises and Equipment

The components of premises and equipment at December 31 are as follows:

	2003	2002
Land	$1,771	$1,601
Buildings	3,990	3,081
Equipment, furniture and fixtures	2,585	2,512
Construction in process	—	311
	8,346	7,505
Less accumulated depreciation	2,760	2,615

Total premises and equipment	$5,586	$4,890

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2003 and 2002

Note 6 - Deposits

The composition of deposits at December 31 is as follows:

	2003	2002
Demand deposits, non-interest bearing	$23,756	$19,819
NOW and money market accounts	51,043	47,073
Savings deposits	15,677	13,288
Time certificates, $100,000 or more	17,041	16,711
Other time certificates	31,258	30,120

Total	$138,775	$127,011

Scheduled maturities of certificates of deposit for future years ending December 31 are as follows:

2004	$33,017
2005	9,067
2006	1,183
2007	1,691
2008	3,341

$48,299

Note 7 - Note Payable

The note payable is secured by land, and is payable at $.5 monthly, including interest of 8%. Future principal maturities are $2 annually through 2004, $3 annually 2005 through 2008 and $20 thereafter.

Note 8 - Income Taxes

The components of the provision for income taxes are as follows at December 31:

	2003	2002
Current	$595	$474
Deferred benefit	28	22

Income taxes	$623	$496

(continued)

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2003 and 2002

Note 8 - Income Taxes (concluded)

The effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 follows:

	2003	2002
Deferred Tax Assets
Allowance for credit losses	$340	$293
Deferred compensation	75	47
Other	—	22
Total deferred tax assets	415	362

Deferred Tax Liabilities
Accumulated depreciation	54	22
Deferred income	351	302
Unrealized gain on securities available for sale	77	190
Total deferred tax liabilities	482	514

Net deferred tax liabilities	$(67)	$(152)

Deferred tax liabilities are included with other liabilities in the accompanying consolidated balance sheets.

The following is a reconciliation between the statutory and effective federal income tax rates for the years ended December 31:

	2003		2002
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
Income tax at statutory rate	$700	35.0%	$577	35.0%
Increase (decrease) resulting from:
Tax-exempt income	(5)	(.3)	(6)	(.4)
Bank-owned life insurance income	(54)	(2.7)	(60)	(3.6)
Other	(18)	(.8)	(15)	(.9)

Total income tax expense	$623	31.2%	$496	30.1%

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2003 and 2002

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

	2003	2002
Commercial and agriculture	$5,198	$7,973
Real estate	7,485	4,554
Credit cards	3,011	2,879

	$15,694	$15,406

Outstanding commitments under letters of credit totaled $374 and $566 at December 31, 2003 and 2002, respectively.

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

The Bank has agreements with commercial banks for lines of credit totaling approximately $7,200, and a credit line with the Federal Home Loan Bank totaling 10% of assets. The Bank has entered into a blanket pledge agreement with the Federal Home Loan Bank to secure this credit line. These lines were not drawn upon at December 31, 2003 or 2002.

The Company has entered into contracts with certain of its executives and others, which provide for contingent payments subject to future events.

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2003 and 2002

Note 10 - Concentration of Credit Risk

The Bank has credit risk exposure, including off-balance-sheet credit risk exposure, as disclosed in Notes 4 and 9. The ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate loans and typically maintains loan-to-value ratios of no greater than 75% - 80%. Loans are generally limited, by federal and state banking regulations, to 15% of the Bank’s shareholder’s equity, excluding accumulated other comprehensive income. The Bank, as a matter of practice, generally does not extend credit to any single borrower or group of related borrowers in excess of $2,200.

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

Note 11 - Stock Option Plans

Director Plans

The 1990 Director Stock Option Plan grants a director an option to purchase 12,600 shares of common stock upon initial election to the Board of Directors at an exercise price equal to the fair market value of the common stock at the date of grant. Options are exercisable on a cumulative basis in annual installments of one-third each on the third, fourth and fifth anniversary of the date of grant. A total of 126,000 shares of the Company’s common stock were reserved for option under this plan, of which options for 113,400 shares at $2.38 per share were granted on June 13, 1990, to expire on June 13, 2005 and options for 3,150 shares at $10.48 per share were granted April 24, 2001, to expire April 24, 2016. Options granted in 1990 are fully vested. Options granted in 2001 are not vested at December 31, 2003. Options for 24,200 and 8,550 shares were exercised in 2003 and 2002, respectively, under this director plan. Options for 9,450 shares remain available under this plan.

The 1999 Director Stock Option Plan grants a director an option to purchase shares of common stock at an exercise price which must be no less than the greater of the fair market value of the common stock or the net book value of the common stock at the time of grant. A total of 42,000 shares of the Company’s common stock were reserved for option under this plan, of which options for 33,600 shares at $10.48 per share (fair market value) were granted November 21, 2000, expiring on November 21, 2015. In 2003, options for 11,200 shares were vested under the 1999 plan; none of these options granted are vested at December 31, 2002.

(continued)

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2003 and 2002

Note 11 - Stock Option Plans (concluded)

Employee Plans

In 1990 and 1999, the Company adopted plans providing for granting certain key employees options to purchase common stock. Under the terms of the plans, options are incentive stock options (as defined in the Internal Revenue Code). The option price will be fair market value at the date of grant or a price determined by the Board of Directors, but not less than fair value. Options are exercisable on a cumulative basis in annual installments of one-third each on the third, fourth and fifth anniversary of the date of grant. Pursuant to these plans, 84,000 shares are reserved for option as of December 31, 2003, of which 65,025 shares (after forfeitures) have been granted. A total of 18,975 shares remain available for future grant under the 1999 plan at December 31, 2003. No shares remain available for grant under the 1990 plan. In 2003 and 2002, options for 4,200 shares and 9,100 shares, respectively, were exercised under the employee plans.

The fair value of each option granted in 2003 was estimated on the date of grant, based on the Black-Scholes option pricing model and using the following weighted-average assumptions:

Dividend yield	—%
Expected life	9 years
Average risk-free interest rate	3.46%
Expected volatility	24%

The weighted average fair value of options granted in 2003 was $5.52. There were no options granted during 2002.

The Black-Scholes model used by the Company to calculate option values, as well as other currently accepted option valuation models, were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models require highly subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Accordingly, management believes that this model does not necessarily provide a reliable single measure of the fair value of the Company’s option awards.

A summary of the status of the Company’s stock option plans as of December 31, 2003 and 2002, and changes during the years ending on those dates, is presented below:

	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	207,825	$6.17	232,550	$6.09
Granted	24,000	14.00	—	—
Exercised	(28,400)	2.80	(17,650)	3.81
Forfeited	(2,100)	8.33	(7,075)	9.19

Outstanding at end of year	201,325	$7.58	207,825	$6.17

Options exercisable at year-end	126,850		129,275

(continued)

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2003 and 2002

Note 11 - Stock Option Plans (concluded)

The following information summarizes information about stock options outstanding and exercisable at December 31, 2003:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.38 - $ 2.97	51,250	1.5	$2.38	51,250	$2.38
$ 5.24 - $ 6.19	40,950	3.7	5.97	40,950	5.97
$ 8.33 - $11.00	85,125	8.5	9.67	34,650	9.05
$14.00	24,000	9.4	14.00	—	—

Note 12 - Profit Sharing Plan

The Bank’s defined contribution profit sharing plan covers substantially all employees who have completed one year or more of service. Employees are eligible to defer up to 25% of their gross salary, with employer contributions to the Plan made at the discretion of the Board of Directors. The Bank’s contributions for the years ended December 31, 2003 and 2002 totaled $53 and $42, respectively.

Note 13 - Deferred Compensation Agreements

In 1993 the Bank established a deferred compensation agreement with a director under which the director will defer his director fees. At retirement he will receive a benefit of $1 per month for 120 months. The accrued liability related to this agreement totaled $52 and $47 at December 31, 2003 and 2002, respectively. Expenses associated with this plan were $5 annually in 2003 and 2002. The Bank has also purchased a whole-life insurance policy on the director, with values of $40 and $36 at December 31 2003 and 2002, respectively, which may be used to fund benefits under the deferred compensation agreement.

In 2002, the Board of Directors approved a supplemental retirement plan covering certain management personnel. The post-retirement benefit provided by the plan is designed to supplement a participating officer’s retirement benefits from social security, in order to provide the officer with a certain percentage of final average income at retirement age. Expenses associated with this plan were $89 and $77 for the years ended December 31, 2003 and 2002, respectively.

Benefits to employees are funded by life insurance policies purchased by the Company, which had cash surrender values of $3,318 and $3,169 at December 31, 2003 and 2002, respectively. Liabilities to employees, which are being accrued over their expected time to retirement, were $166 at December 31, 2003.

Also in 2002, the Company purchased long-term care insurance on certain board members and management personnel. Benefits under this plan vest over five years from the date of the plan. Expenses related to this plan in 2003 and 2002 were $48 and $32, respectively.

Notes to Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2003 and 2002

Note 14 - Employee Stock Purchase Plan

Effective July 1, 1995, the Company adopted an employee stock purchase plan whereby eligible employees can purchase common stock at the lesser of the stock’s fair market value at the beginning or the end of the plan year. The aggregate number of shares reserved under this plan is 42,000. At December 31, 2002, 23,859 shares remain available for purchase under this plan. No employee can purchase more than 420 shares of common stock in any plan year; 1,464 and 1,762 shares were purchased at a price of $12.00 and $11.00 per share for the years ended December 31, 2003 and 2002, respectively.

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

As of December 31, 2003, the most recent notification from the Bank’s regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2003
Tier 1 capital (to average assets):
Consolidated	$16,744	10.86%	$6,165	4.00%	N/A	N/A
Bank	16,259	10.57	6,156	4.00	$7,695	5.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	16,744	14.34	4,672	4.00	N/A	N/A
Bank	16,259	13.95	4,662	4.00	6,994	6.00
Total capital:
Consolidated	17,845	15.28	9,344	8.00	N/A	N/A
Bank	17,360	14.89	9,325	8.00	11,656	10.00

(continued)

Notes to Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2003 and 2002

Note 15 - Regulatory Matters (concluded)

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

Management believes, as of December 31, 2003, that the Company and the Bank meet all capital requirements to which they are subject.

Restrictions on Retained Earnings

National banks can initiate dividend payments in a given year, without prior regulatory approval, equal to net profits, as defined, for that year plus retained net profits for the preceding two years. The Bank can distribute as dividends to the parent company approximately $3,589 as of December 31, 2003 without regulatory approval.

Note 16 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - December 31

	2003	2002
Assets
Cash	$177	$97
Investment in the Bank	16,410	15,444
Premises and equipment	306	—
Other assets	2	—

Total assets	$16,895	$15,541

Shareholders’ Equity	$16,895	$15,541

(continued)

Notes to Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2003 and 2002

Note 16 - Condensed Financial Information - Parent Company Only (concluded)

Condensed Statements of Income - Years Ended December 31

	2003	2002
Operating Income
Dividend income from the Bank	$310	$—
Other income	2	—
Total operating income	312	—

Operating Expenses	(184)	(184)
Income (loss) before income taxes and equity in undistributed income of the Bank	128	(184)

Income Tax Benefit	63	63

Income (loss) before equity in undistributed income of the Bank	191	(121)

Equity in Undistributed Income of the Bank	1,185	1,273

Net income	$1,376	$1,152

Condensed Statements of Cash Flows - Years Ended December 31

Cash Flows from Operating Activities
Net income	$1,376	$1,152
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiary	(1,185)	(1,273)
Depreciation	3	—
Decrease in other assets	—	12
Other	(1)	—
Net cash provided by (used in) operating activities	193	(109)

Cash Flows from Investing Activities
Investment in subsidiary	—	(661)
Additions to premises and equipment	(311)	—
Net cash used in investing activities	(311)	(661)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	98	784

Net change in cash	(20)	14

Cash
Beginning of year	97	83

End of year	$77	$97

Notes to Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2003 and 2002

Note 17 - Other Expenses

Other expenses include the following amounts which are in excess of 1% of the total of interest income and non-interest income for the years ended December 31:

	2003	2002
Professional fees	$106	$118
Data processing	387	365
Office supplies and expenses	114	102
State taxes	121	110

Note 18 - Earnings Per Share Disclosures

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Year Ended December 31, 2003
Basic earnings per share:
Net income	$1,376	2,155,914	$.64
Effect of dilutive securities:
Options	—	84,523	(.03)
Diluted earnings per share:
Net income	$1,376	2,240,437	$.61

Year Ended December 31, 2002
Basic earnings per share:
Net income	$1,152	2,111,819	$.55
Effect of dilutive securities:
Options	—	83,239	(.03)
Diluted earnings per share:
Net income	$1,152	2,195,058	$.52

The number of shares shown for “options” is the number of incremental shares that would result from exercise of options and use of the proceeds to repurchase shares at the average market price during the year.

Notes to Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2003 and 2002

Note 19 - Comprehensive Income

Net unrealized gains and losses include, net of tax, $220 of unrealized losses arising during 2003 and $292 of unrealized gains arising during 2002, less reclassification adjustments of $0 and $19 for gains included in net income in 2003 and 2002, respectively, as follows:

	Before- Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
2003
Unrealized holding losses arising during the year	$(333)	$(113)	$(220)
Reclassification adjustments for gains realized in net income	—	—	—

Net unrealized losses	$(333)	$(113)	$(220)

2002
Unrealized holding gains arising during the year	$442	$(150)	$292
Reclassification adjustments for gains realized in net income	(29)	10	(19)

Net unrealized gains	$413	$(140)	$273

Note 20 - Fair Values of Financial Instruments

The estimated fair values of the Bank’s financial instruments at December 31 were as follows:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and due from banks, and interest bearing deposits in banks	$15,561	$15,561	$19,408	$19,408
Securities available for sale	32,230	32,230	29,502	29,502
Federal Home Loan Bank and Federal Reserve Bank stocks	753	753	731	731
Loans held for sale	—	—	2,871	2,871
Loans	97,643	97,846	81,409	81,440
Accrued interest receivable	656	656	601	601

Financial Liabilities
Deposits	$138,775	$138,983	$127,011	$127,259
Note payable	34	34	36	36
Accrued interest payable	159	159	205	205

(continued)

Notes to Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2003 and 2002

Note 20 - Fair Values of Financial Instruments (concluded)

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

Note 21 - Subsequent Event

On January 20, 2004, the Board of Directors approved a dividend in the amount of $.10 per share to be paid on or about March 1, 2004 to shareholders of record as of February 20, 2004. In addition, the Board approved the offering of an additional 60,000 shares of common stock at $15.00 per share. The offering is anticipated to commence in the second quarter of 2004.

Note 22 - Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2003
Interest income	$2,043	$2,104	$2,160	$2,150
Interest expense	517	476	475	453
Net interest income	1,526	1,628	1,685	1,697

Provision for credit losses	58	124	109	94

Non-interest income	385	464	466	300

Non-interest expenses	1,430	1,433	1,539	1,365

Income before income taxes	423	535	503	538

Income taxes	127	171	156	169

Net income	$296	$364	$347	$369

Earnings per common share:
Basic	$.14	$.17	$.16	$.17
Diluted	.13	.16	.15	.17

(continued)

Notes to Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2003 and 2002

Note 22 - Quarterly Data (Unaudited) (concluded)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2002
Interest income	$1,991	$1,972	$2,057	$2,149
Interest expense	690	650	628	595
Net interest income	1,301	1,322	1,429	1,554

Provision for credit losses	41	47	46	226

Non-interest income	321	303	322	405

Non-interest expenses	1,170	1,188	1,291	1,300

Income before income taxes	411	390	414	433

Income taxes	137	128	100	131

Net income	$274	$262	$314	$302

Earnings per common share:
Basic	$.13	$.13	$.15	$.14
Diluted	13	12	14	13

PART III

EXHIBITS

Exhibit No.	Description
2.1	Amended and Restated Articles of Incorporation of the registrant (1)

2.2	Amended and Restated By-laws of the registrant (2)

6.1	Mt. Rainier National Bank 1990 Employee Stock Option Plan (3)

6.2	Mt. Rainier National Bank 1990 Director Stock Option Plan (4)

6.3	Mountain Bank Holding Company 1995 Employee Stock Purchase Plan (3)

6.4	Mountain Bank Holding Company 1999 Employee Stock Option Plan (3)

6.5	Form of 1999 Employee Stock Option Agreement (5)

6.6	Form of Mountain Bank Holding Company 1999 Director Stock Option Plan (5)

6.7	Form of 1999 Director Stock Option Agreement (5)

6.8	Form of 2002 Executive Supplemental Compensation Agreements dated January 1, 2002 for Messrs. Moergeli and Franks and Ms. Brumley (6)

6.9	Split Dollar Life Insurance Agreements for Messrs. Moergeli and Franks and Ms. Brumley (6)

6.10	Form of Change in Control Severance Agreement for Steve Moergeli and Sheila Brumley (6)

6.11	Salary Continuation Agreement for Sterlin Franks (6)

6.12	Form of Participant Long Term Care Agreement for directors and Sterlin Franks and Sheila Brumley (6)

12.1	Consent of McGladrey & Pullen LLP

12.2	Code of Ethics

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s quarterly report on Form 10Q-SB for the quarter ended June 30, 2000.
(2)	Incorporated by reference to exhibit 3.2 of the Registrant’s Annual Report on Form 10K-SB for the fiscal year ended December 31, 2000.
(3)	Incorporated by reference to exhibits 99.1, 99.2 and 99.3, respectively, included in the Registrant’s Registration Statement on Form S-8, Registration No. 333-61782
(4)	Incorporated by reference to exhibits included in the Registrant’s Registration Statement on Form 10-SB, Registration No. 000-28394
(5)	Incorporated by reference to exhibits 6.5, 6.6, 6.7 and 6.8, respectively, of the Registrant’s Annual Report on Form 10K-SB for the fiscal year ended December 31, 1999.
(6)	Incorporated by reference to exhibits 6.8, 6.9, 6.10, 6.11 and 6.12, respectively, of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

E-1

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2004.

Mountain Bank Holding Company

By:	/s/ Roy T. Brooks
Roy T. Brooks, Chairman of the Board & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of February 2004.

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