Form 10-Q
period 2004-03-31
MOUNTAIN BANK HOLDING CO
filed 2004-05-10
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT MARCH 31, 2004
Common Stock - no par value	2,188,127 Shares

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	March 31, 2004	December 31, 2003
	(in thousands)
Assets
Cash and due from banks	$1,697	$1,641
Interest bearing deposits at other financial institutions	15,988	13,920
Securities available for sale	33,854	32,290
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	698	693
Loans held for sale	852	—

Loans	101,688	98,744
Allowance for credit losses	1,167	1,101

Net loans	100,521	97,643

Premises and equipment	5,492	5,586
Foreclosed real estate	139	140
Accrued interest receivable	606	656
Bank owned life insurance	3,700	3,358
Other assets	286	349

Total assets	$163,833	$156,276

Liabilities
Deposits:
Demand, non-interest bearing	$24,150	$23,756
Savings and interest-bearing demand	69,531	66,720
Time	52,250	48,299

Total deposits	145,931	138,775

Accrued interest payable	156	159
Note payable	34	34
Other liabilities	581	413

Total liabilities	146,702	139,381

Shareholders’ Equity
Common stock (no par value); authorized 10,500,000 shares; issued and outstanding: 2004 - 2,188,127 shares; 2003 - 2,176,677 shares	1,094	1,088
Additional paid-in capital	9,721	9,655
Retained earnings	6,051	6,002
Accumulated other comprehensive income	265	150

Total shareholders’ equity	17,131	16,895

Total liabilities and shareholders’ equity	$163,833	$156,276

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
Interest Income
Loans	$1,836	$1,722
Deposits in banks	41	48
Investment Income:
Taxable	250	$253
Tax-exempt	2	$5
Dividends on stock	5	$15

Total interest income	2,134	2,043

Interest Expense
Deposits	451	516
Note payable	1	1

Total interest expense	452	517

Net interest income	1,682	1,526

Provision for credit losses	69	58

Net interest income after provision for credit losses	1,613	1,468

Noninterest income
Service charges on deposit accounts	145	134
Gains on mortgage loans sold	46	143
Gain on sale of securities available for sale-net	12	—
Bank owned life insurance income	41	41
Other	60	67

Total noninterest income	304	385

Noninterest expense
Salaries and employee benefits	903	852
Occupancy and equipment	228	186
Other	404	392

Total noninterest expenses	1,535	1,430

Income before income tax expense	382	423

Income tax expense	(115)	(127)

Net income	$267	$296

Per share data:
Basic earnings per share	$0.12	$0.13
Diluted earnings per share	$0.12	$0.13

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (In thousands)

Balance Ended March 31

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2002	$1,073	$9,472	$4,626	$370	$15,541
Exercise of options, including tax benefit	$4	$37	—	—	41
Sale of common stock under employee stock purchase plan	1	17	—	—	18
Comprehensive income:
Net income	—	—	296	—	296
Other comprehensive income, net of tax:	—	—	—	—	—
Change in fair value of securities, available for sale	—	—	—	8	8
Comprehensive Income	—	—	—	—	304
Balance Ended March 31, 2003	$1,078	$9,526	$4,922	$378	$15,904

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2003	$1,088	$9,655	$6,002	$150	$16,895
Exercise of options, including tax benefit	$6	$66	—	—	72
Payment of cash dividend ($.10 per share)	—	—	(218)	—	(218)
Comprehensive income:
Net income	—	—	267	—	267
Other comprehensive income, net of tax:	—	—	—	—	—
Change in fair value of securities, available for sale	—	—	—	115	115
Comprehensive Income	—	—	—	—	382
Balance at March 31, 2004	$1,094	$9,721	$6,051	$265	$17,131

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Net income	$267	$296
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	69	58
Depreciation and amortization	143	115
Loss on sale of premises and equipment	—	3
Net amortization and accretion of bond premiums and discounts	88	92
Gain on sales of securities available for sale	(12)	—
Stock dividends received	(5)	—
Gain on loans sold	(46)	(143)
Originations of loans held for sale	3,597	(10,185)
Proceeds from sales of loans	(4,403)	11,101
Bank owned life insurance income	(41)	(41)
(Increase) decrease in accrued interest receivable	50	(16)
(Decrease) increase in accrued interest payable	(3)	16
Other, net	(103)	125

Net cash provided by (used in) operating activities	(399)	1,421

Cash Flows from Investing Activities
Net increase (decrease) in interest bearing deposits in banks	(2,068)	(14)
Activity in securities available for sale and Federal Reserve Bank and FHLB stock purchases	(10,655)	(2,149)
Maturities, prepayments and calls	9,189	3,831
Increase in loans made to customers, net of principal collections	(2,947)	(3,186)
Proceeds from sale of other real estate owned	1	—
Additions to premises and equipment	(49)	(785)

Net cash used in investing activities	(6,529)	(2,303)

Cash Flows from Financing Activities
Net increase in deposits	7,156	789
Net proceeds from issuance of stock	46	47
Payment of dividends	(218)	—

Net cash provided by financing activities	6,984	836

Net change in cash and due from banks	56	(46)

Cash and due from banks
Beginning of year	1,641	1,522

End of year	$1,697	$1,476

Supplemental Disclosures of Cash Flow Information
Interest paid	$498	$533
Income taxes paid	$136	$143
Supplemental Schedule of Non-Cash Investing Activities
Fair value adjustment of securities available for sale, net of tax	$115	$8

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation: The accompanying unaudited consolidated financial statements for Mountain Bank Holding Company (the Company) were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Mountain Bank Holding Company 2003 Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004.

(b) Principles of Consolidation: The interim consolidated financial statements include the accounts of Mountain Bank Holding Company and its wholly-owned subsidiary, Mt. Rainier National Bank. All significant intercompany balances have been eliminated.

(c) Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 – Earnings Per Common Share

Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per common share are computed assuming the exercise of stock options.

	Three Months Ended March 31,
	2004	2003
Basic Earnings Per Share Computation
Numerator – Net Income	$267,000	$296,000
Denominator – Weighted average common shares outstanding	2,181,069	2,152,140
Basic Earnings Per Share	$.12	$.14
Diluted Earnings Per Share Computation
Numerator – Net Income	$267,000	$296,000
Denominator – Weighted average common shares outstanding	2,181,069	2,152,140
Effect of Dilutive Securities: Options	72,940	86,531
Weighted average common shares and dilutive securities	2,254,009	2,238,671
Diluted Earnings Per Share	$.12	$.13

Note 3 – Stock Based Compensation

At March 31, 2004 the Company has four stock-based employee and director compensation plans and an employee stock purchase plan. The Company accounts for those plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as all options granted under those plans and the purchase price under the stock purchase plan were equal to the market value of the Company’s stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 and stock purchased under the stock purchase plan.

	Dollars in thousands, except per share amounts
	2004	2003
Net income as reported	$267	$296

Less total stock-based compensation expense determined under fair value method for all qualifying awards	(26)	(33)

Pro forma net income	$241	$263

Earnings per share:

Basic:

As reported	$.12	$.14

Pro forma	.11	.12

Diluted:

As reported	.12	.13

Pro forma	.11	.12

Note 4 – Commitments and Contingencies

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

	March 31, 2004	December 31, 2003
Commercial and Agriculture	$6,718	$5,198

Real Estate	8,007	7,485

Credit Cards	3,377	3,011

Total	$18,102	$15,694

Outstanding commitments under letters of credit totaled $383 and $374 at March 31, 2004 and December 31, 2003, respectively.

Note 5 – Subsequent Event

The Company commenced an offering of up to 60,000 shares of its common stock at $15.00 per share on April 1, 2004. The proceeds of the offering will be used to pay for construction and other costs associated with the 2003 opening of the bank’s Sumner, Washington branch and the Company’s 2003 purchase of a storage facility and a vacant lot, both in Enumclaw, Washington. The costs of both the Sumner branch and the building and lot in Enumclaw have been paid for from existing funds, and neither involved borrowing funds from a third party. We will use the proceeds of this offering to replenish our working capital with respect to these expenditures. Any remaining net proceeds will be used for general corporate purposes and future branch expansion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This discussion should be read in conjunction with the unaudited consolidated condensed financial statements of Mountain Bank Holding Company, (the “Company”) and notes thereto presented elsewhere in this report. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in terms of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three months ended March 31, 2004. This report contains certain “forward looking statements.” The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward-looking statements may describe future plans or strategies and include the Company’s expectations of future financial results. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements. The Company’s ability to predict results of the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include competition in the financial services market for both deposits and loans, interest rate trends, the economic climate in the Company’s market areas and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

Total Assets: Total assets increased $7.6 to $163.8 million at March 31, 2004. This change is due primarily to an increase in loans, including loans held for sale, of $3.8 million and interest bearing deposits in banks of $2 million, which was funded by an increase in deposits of $7.1 million.

Interest Bearing Deposits At Other Financial Institutions: Interest bearing deposits at other financial institutions increased by $2.1 million to $16.0 million from $13.9 million at December 31, 2003.

Securities: Securities increased $1.6 million to $33.9 million as of March 31, 2004. The company’s securities portfolio was comprised of US Treasury notes of $3.2 million, US government sponsored agency securities of $10.3 million, mortgage-backed securities of $17.3 million, corporate and municipal securities of $3 million and bankers bank stock of $60 thousand.

The following table presents the composition and carrying value of Mt. Rainier Bank’s investment portfolio at March 31, 2004 and December 31, 2003 and the dollar and percentage changes of each investment category.

	March 31, 2004	December 31, 2003	Dollar Change	Percentage Change
	(dollars in thousands)

US Treasury securities	$3,195	$3,624	$(429)	-11.84%

US Government and agency securities	10,272	11,628	(1,356)	-11.66%

Mortgage backed securities	17,330	11,813	5,517	46.70%

Municipal bonds	221	221	0	0.00%

Corporate bonds	2,776	4,944	(2,168)	-43.85%

Equity securities	60	60	0	0%

Total	$33,854	$32,290	$1,564	4.84%

Loans: Net loans receivable, including loans held for sale, increased by $3.8 million to $102.5 million at March 31, 2004. The increase in the loan portfolio was a result of a $1.6 million increase in commercial and agriculture loans, a $2.1 million increase in construction and residential real estate loans, a $1 million increase in commercial real estate loans and a decrease of $911 thousand in consumer loans. The Sumner location contributed $1.3 million of the total increase.

The following table sets forth the composition of the Company’s loan portfolio by type of loan:

	March 31, 2004		December 31, 2003
	Total Loans	Percent of Total Loans	Total Loans	Percent of Total Loans
	(dollars in thousands)

Commercial and Agricultural	$23,120	22.55%	$21,526	21.80%

Real Estate:

Construction	11,051	10.78%	10,833	10.97%

Residential Real Estate	12,653	12.34%	10,729	10.87%

Commercial Real Estate	50,751	49.49%	49,780	50.41%

Consumer	4,965	4.84%	5,876	5.95%

Total loans	$102,540	100.00%	$98,744	100.00%

Non-performing assets:

The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated:

	March 31, 2004			December 31, 2003
	(dollars in thousands)
	Accruing loans past due 90 days or more	Non-accrual loans	Restructured Loans	Accruing loans past due 90 days or more	Non- accrual loans	Restructured Loans
Commercial and Agriculture	$0	$0	$0	$0	$0	$0

Real Estate	$0	$112	$0	$0	$88	$0

Consumer	$0	$4	$0	$0	$16	$0

Total	$0	$116	$0	$0	$104	$0

Activity in the Allowance for Credit Losses: Activity in the allowance for credit losses in the three months ended March 31, 2004 and 2003 is as follows:

	2004	2003
	(dollars in thousands)
Balance beginning of period	$1,101	$852
Provision for credit losses	69	58
Loans charged off	(3)	(27)
Recoveries on loans previously charged off	0	1
Net charge offs	(3)	(26)
Balance at end of period	$1,167	$884

Real Estate Owned: The Company continues to have one foreclosed property in the amount of $139,000. The property is rented with the option to purchase.

Premises and Equipment: On March 15, 2004 the bank opened a loan production office in Federal Way, Washington. The office is a leased facility with approximately 1,000 square feet. Two loan officers and a receptionist from the Federal Way area have been hired to staff the facility. The Company is looking for property in the area to open a full service branch.

Deposits: Deposits increased $7.1 million or 5.15% from December 31, 2003. Certificates of deposits increased $3.9 million, savings increased $.9 million and interest bearing deposits, which include money market accounts and NOW accounts increased $1.9 million. Demand deposits increased slightly at $377 thousand for the first quarter. Approximately $1.6 million of the increase was attributed to the Sumner location.

The following table sets forth the balance of deposits in the various types of accounts offered by the Bank at the dates indicated:

	March 31, 2004			December 31, 2003
	Amounts	$ Amount of Increase	% of Increase	Amounts
	(dollars in thousands)
Non-interest bearing demand	$24,150	$394	1.66%	$23,756
Interest-bearing demand	52,985	1,942	3.80%	51,043
Savings	16,546	869	5.54%	15,677
Certificates of deposit	31,812	554	1.77%	31,258
Certificates of deposit over $100,000	20,438	3,397	19.93%	17,041

Total	$145,931	$7,156	5.16%	$138,775

Shareholders Equity:

On March 3, 2004, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission to offer 60,000 shares of common stock at a price of $15.00 per share to commence on or about April 1, 2004. This marks the Company’s ninth stock offering. As of April 8, 2004, all 60,000 shares had been subscribed for. The offering is expected to net $850,000 in proceeds.

Comparison of Operating Results for the Three Months Ended March 31, 2004 and 2003

Net Income: Net income for the quarter ended March 31, 2004 was $267,000 or $.12 per diluted share ($.12 per basic share) compared to $296,000 or $.13 per diluted share ($.13 per basic share) for the quarter ended March 31, 2003. The lower earnings for the current quarter were primarily a result of decreased income from loan sales and increased non-interest expenses related to the addition of the Sumner location in March 26, 2003.

Net Interest Income: Net interest income increased $145,000 to $1,613,000 in 2004 compared to $1,468,000 in 2003. Average earning assets increased to $146.8 million from $130.9 million, which represented a 12.1% increase. However, the yield on average earning assets decreased from 6.2% to 5.8% or .4%. We are asset sensitive, which means that our assets reprice faster than our liabilities. In periods of declining interest rates such as we have experienced in the last few years, our net interest margin is compressed until we can reprice our liabilities. Average interest bearing liabilities increased $11 million or 10.4% while the yield on interest bearing liabilities decreased .5% from 2.0% to 1.5%. Mt. Rainier Bank’s net interest margin decreased to 4.6% as of March 31, 2004 from 4.7% as of March 31, 2003.

Provision for Credit Losses: The provision for loan losses for the quarter ended March 31, 2004 increased $11,000 to $69,000 from $58,000 for the quarter ended March 31, 2003. The Bank has established a systematic methodology for the determination of provisions of credit losses. On a quarterly basis the Bank performs an analysis taking into consideration historic loss experience for various loan segments, changes in economic conditions, delinquency ratios, and other factors to determine the level of allowance for credit losses needed.

Based on its analysis, management deemed the allowance for credit losses of $1.167 million at March 31, 2004 (1.15% of outstanding loans and 458% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. The allowance for credit losses was $884 thousand (1.03% of outstanding loans and 191% of non-performing loans) at March 31, 2003. The company had net charge-offs of $3 thousand for the quarter ended March 31, 2004 compared to $26 thousand in net charge-offs for the quarter ended March 31, 2003.

Non-interest Income: Total non-interest income decreased $81,000 to $304,000 for the quarter ended March 31, 2004 from $385,000 for the quarter ended March 31, 2003, primarily due to a $97,000 decrease in income from mortgage loan sales. The stabilization of interest rates has decreased the amount of mortgage refinance applications substantially.

Non-interest Expense: Total non-interest expense increased $105,000 to $1,535,000 at March 31, 2004 from $1,430,000 at March 31, 2003. Salaries and employee benefits increased $51,000, occupancy and equipment expense increased $42,000 and other expenses increased $12,000. The increase in expenses was attributed to the opening of the Sumner office on March 26, 2003.

Liquidity and Capital Resources: The Company’s primary sources of funds are customer deposits, proceeds from principal and interest payments on loans and mortgage backed securities, and proceeds from the sale of loans, and maturing securities. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

An analysis of liquidity should include a review of the changes that appear in the consolidated statement of cash flows for the three months ended March 31, 2004. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchase of securities, and the net change in loans. Financing activities present the cash flows associated with the Company’s deposit accounts, other borrowings, and sale of common stock.

The Company’s consolidated total of cash and due from banks and interest bearing deposits increased by $2.124 million.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2004, the Bank’s liquidity ratio was 17%. The Bank also maintains borrowing lines at the Federal Home Loan Bank of Seattle and other correspondents with available advances up to $23 million. As of March 31, 2004, there are no advances on these lines of credit.

Liquidity management is both a short and long-term responsibility of the Bank’s management. The Bank adjusts its investments in liquid assets based upon management’s assessment of (a) expected loan demand, (b) expected deposit flows, and (c) yields available on interest-bearing deposits. Excess liquidity is invested generally in interest bearing overnight deposits and other short-term investments. If the Bank requires funds beyond its ability to generate them internally, it has the borrowing capacity at the FHLB and other correspondent banks.

The Bank’s primary investing activity is the origination of real estate, commercial, and consumer loans. At March 31, 2004, the Bank had loan commitments and undisbursed loans in process totaling $15 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2004 totaled $35 million. Historically, the Bank has been able to retain a significant amount of its certificates of deposit as they mature.

Federally insured national banks are required to maintain minimum levels of regulatory capital. Under current regulation, nationally chartered banks generally must maintain (a) a ratio of Tier 1 leverage capital of 4%, (b) a Tier 1 capital to risk weighted assets of at least 4% and (c) a ratio of total capital to risk weighted assets of at least 8%. At March 31, 2004, the Bank was in compliance with all applicable capital requirements.

The following table compares the Company’s regulatory capital ratios as of March 31, 2004 and December 31, 2003 to the minimum regulatory capital requirements:

	Adequately Capitalized Standards	Well Capitalized Standards	March 31, 2004	December 31, 2003
Tier 1 Leverage Ratio	4%	5%	9.70%	10.57%
Tier 1 Risk Based Capital Ratio	4%	6%	12.71%	13.95%
Total Risk Based Capital Ratio	8%	10%	13.59%	14.89%

Key Financial Ratios: The following table represents key financial ratios as of March 31, 2004 and December 31, 2003:

	(dollars in thousands)
	March 31, 2004	December 31, 2003
PERFORMANCE RATIOS:
Return on average assets	.68%	.93%
Return on average equity	6.35%	8.51%
Net interest margin	4.60%	4.70%
Efficiency ratio	77.57%	70.68%

ASSET QUALITY RATIOS:
Non-performing loans	$116	$104
Real Estate Owned	$139	$140
Total non-performing assets	$255	$244
Total non performing assets to total assets	0.16%	0.17%
Allowance for credit losses to non performing loans	458%	191%

	March 31, 2004	December 31, 2003	March 31, 2003
AVERAGE BALANCE SHEET:
Average Total Loans	$99,970	$91,351	$85,322
Average Total Interest Earning Assets	$146,785	$138,280	$130,896
Average Total Assets	$157,206	$148,443	$140,549
Average Total Interest Bearing Deposits	$116,586	$110,520	$105,594
Average Shareholders’ Equity	$16,903	$16,168	$15,521

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s results of operations are dependent upon its ability to manage interest rate risk. Management considers interest rate risk to be a significant risk that could have a material effect on the Company’s financial condition and results of operations. The Company does not currently use derivatives to manage market and interest rate risk.

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include repayment speeds on certain assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income.

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At March 31, 2004, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2003. For additional information, refer to the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (1) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Controls: There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions. As a result, no corrective actions were taken.

PART II - Other Information

Item 1. Legal Proceedings

Neither the Company nor the Bank is a party to any legal proceedings at this time. Further, neither the Company nor the Bank is aware of the threat of any such proceedings. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Change in securities – None to be reported

Use of Proceeds – None to be reported

Issuer Purchases of Equity Securities – None to be reported

Item 3. Defaults Upon Senior Securities

None to be reported

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Mountain Bank Holding Company’s Annual Shareholders’ Meeting was held on March 30, 2004.

(b)	A brief description of each matter voted upon at the Annual Shareholders’ Meeting held on March 30, 2004, and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee for office is presented below:

1)	Election of (4) Directors for terms expiring in 2007 or until their successors have been elected and qualified.

Director:

Barry C. Kombol
Votes cast for:	1,563,647
Votes withheld:	23,864

John W. Raeder
Votes cast for:	1,558,894
Votes withheld:	28,617

J.B. Rupert
Votes cast for:	1,587,511
Votes withheld:	0

Garrett S. Van Beek
Votes cast for:	1,508,600
Votes withheld:	78,911

The following directors are continuing in office:

Directors with terms expiring in 2005:

Michael K. Jones, Sr.

Brian W. Gallagher

Hans Rudy Zurcher

Directors with terms expiring in 2006:

Roy T. Brooks

Sue Bowen-Hahto

Steve W. Moergeli

(c)	None

Item 5. Other Information

None to be reported.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 31.1 – 302 Certification of CEO

Exhibit 31.2 – 302 Certification of CFO

Exhibit 32 – Section 906 Certification

(b)	Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOUNTAIN BANK HOLDING COMPANY
(Registrant)

Dated: May 7, 2004	/s/ Roy T. Brooks
Roy T. Brooks, President and Chief Executive Officer

Dated: May 7, 2004	/s/ Sheila Brumley
Sheila Brumley, Chief Financial Officer