Form 10-Q
period 2004-06-30
MOUNTAIN BANK HOLDING CO
filed 2004-07-29
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT JUNE 30, 2004
Common Stock - no par value	2,249,768 Shares

PART I - Financial Information

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	June 30, 2004	December 31, 2003
	(inthousands)
Assets
Cash and due from banks	$1,562	$1,641
Interest bearing deposits at other financial institutions	10,041	13,920
Securities available for sale	36,730	32,290
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	702	693
Loans held for sale	571	—

Loans	109,571	98,744
Allowance for credit losses	1,230	1,101

Net loans	108,341	97,643

Premises and equipment	5,504	5,586
Foreclosed real estate	137	140
Accrued interest receivable	636	656
Bank owned life insurance	3,742	3,358
Other assets	270	349

Total assets	$168,236	$156,276

Liabilities
Deposits:
Demand, non-interest bearing	$26,278	$23,756
Savings and interest-bearing demand	68,786	66,720
Time	54,495	48,299

Total deposits	149,559	138,775

Accrued interest payable	170	159
Note payable	33	34
Other liabilities	482	413

Total liabilities	150,244	139,381

Shareholders’ Equity
Common stock (no par value); authorized 10,500,000 shares; issued and outstanding: 2004 - 2,249,768 shares; 2003 - 2,176,677 shares	1,125	1,088
Additional paid-in capital	10,559	9,655
Retained earnings	6,476	6,002
Accumulated other comprehensive income(loss)	(168)	150

Total shareholders’ equity	17,992	16,895

Total liabilities and shareholders’ equity	$168,236	$156,276

See notes to consolidated condensed financial statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)		(in thousands, except per share data)
Interest Income
Loans	$2,020	$1,817	$3,856	$3,539
Deposits in banks	26	41	67	89
Investment Income:
Taxable	262	246	512	519
Tax-exempt	2	—	4	—
Dividends on stock	5	—	10	—

Total interest income	2,315	2,104	4,449	4,147

Interest Expense
Deposits	468	476	919	992
Note payable	—	—	1	1

Total interest expense	468	476	920	993

Net interest income	1,847	1,628	3,529	3,154

Provision for credit losses	69	124	138	182

Net interest income after provision for credit losses	1,778	1,504	3,391	2,972

Noninterest income
Service charges on deposit accounts	152	145	297	279
Gains on mortgage loans sold	90	194	136	337
Gain on sale of securities available for sale-net	—	—	12	—
Bank owned life insurance income	41	41	82	82
Other	62	84	122	151

Total noninterest income	345	464	649	849

Noninterest expense
Salaries and employee benefits	868	814	1,771	1,666
Occupancy and equipment	230	222	458	408
Other	397	397	801	789

Total noninterest expenses	1,495	1,433	3,030	2,863

Income before income tax expense	628	535	1,010	958

Income tax expense	(203)	(171)	(318)	(298)

Net income	$425	$364	$692	$660

Comprehensive income(loss)	$(8)	$371	$374	$675

Per share data:
Basic earnings per share	$0.19	$0.17	$0.31	$0.31
Diluted earnings per share	$0.19	$0.16	$0.30	$0.29

See notes to consolidated condensed financial statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (In thousands)

Balance Ended June 30

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
Balance at December 31, 2002	$1,073	$9,472	$4,626	$370	$15,541
Exercise of options, including tax benefit	4	37	—	—	41
Sale of common stock under employee stock purchase plan	1	17	—	—	18
Comprehensive income:
Net income	—	—	660	—	660
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale	—	—	—	15	15
Comprehensive Income	—	—	—	—	675
Balance Ended June 30, 2003	$1,078	$9,526	$5,286	$385	$16,275

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
Balance at December 31, 2003	$1,088	$9,655	$6,002	$150	$16,895
Exercise of options, including tax benefit	6	66	—	—	72
Sale of common stock under employee stock purchase plan	1	22	—	—	23
Sale of common stock	30	816	—	—	846
Payment of cash dividend ($.10 per share)	—	—	(218)	—	(218)
Comprehensive income:
Net income	—	—	692	—	692
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale	—	—	—	(318)	(318)

Comprehensive Income	—	—	—	—	374
Balance at June 30, 2004	$1,125	$10,559	$6,476	$(168)	$17,992

See notes to consolidated condensed financial statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2004	2003
	(in thousands)
Net income	$692	$660
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	138	182
Depreciation and amortization	282	242
Loss on sale of premises and equipment	—	3
Net amortization and accretion of bond premiums and discounts	196	204
Gain on sales of securities available for sale	(12)	—
Stock dividends received	(8)	(13)
Gain on loans sold	(136)	(337)
Originations of loans held for sale	12,376	23,377
Proceeds from sales of loans	(12,811)	(23,494)
Bank owned life insurance income	(82)	(82)
Decrease in accrued interest receivable	20	15
(Decrease) increase in accrued interest payable	11	(10)
Other, net	336	41

Net cash provided by operating activities	1,002	788

Cash Flows from Investing Activities
Net decrease in interest bearing deposits in banks	3,879	3,395
Activity in securities available for sale and Federal Reserve Bank and FHLB stock purchases	(17,170)	(7,933)
Maturities, prepayments and calls	12,063	7,784
Increase in loans made to customers, net of principal collections	(10,836)	(6,898)
Proceeds from sale of other real estate owned	3	—
Additions to premises and equipment	(200)	(1,075)
Proceeds from sales of premises and equipment	—	12
Purchase of Bank Owned Life Insurance	(300)	—

Net cash used in investing activities	(12,561)	(4,715)

Cash Flows from Financing Activities
Net increase in deposits	10,784	3,695
Repayment of long term debt	(1)	—
Net proceeds from issuance of stock	915	47
Payment of dividends	(218)	—

Net cash provided by financing activities	11,480	3,742

Net change in cash and due from banks	(79)	(185)

Cash and due from banks
Beginning of year	1,641	1,522

End of year	$1,562	$1,337

Supplemental Disclosures of Cash Flow Information
Interest paid	$909	$1,003
Income taxes paid	$354	$298
Supplemental Schedule of Non-Cash Investing Activities
Fair value adjustment of securities available for sale, net of tax	$(318)	$15

See notes to consolidated condensed financial statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation: The accompanying unaudited consolidated condensed financial statements for Mountain Bank Holding Company (the Company) were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim consolidated condensed financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements included in the Mountain Bank Holding Company 2003 Annual Report on Form 10-KSB. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004.

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

	Six Months Ended June 30,
	2004	2003
Basic Earnings Per Share Computation
Numerator – Net Income	$692,000	$660,000
Denominator – Weighted average common shares outstanding	2,207,339	2,153,818
Basic Earnings Per Share	$.31	$.31
Diluted Earnings Per Share Computation
Numerator – Net Income	$692,000	$660,000
Denominator – Weighted average common shares outstanding	2,207,339	2,153,818
Effect of Dilutive Securities: Options	73,865	85,797
Weighted average common shares and dilutive securities	2,281,204	2,239,615
Diluted Earnings Per Share	$.30	$.29

	Three Months Ended June 30,
	2004	2003
Basic Earnings Per Share Computation
Numerator – Net Income	$425,000	$364,000
Denominator – Weighted average common shares outstanding	2,217,937	2,155,477
Basic Earnings Per Share	$.19	$.17
Diluted Earnings Per Share Computation
Numerator – Net Income	$425,000	$364,000
Denominator – Weighted average common shares outstanding	2,217,937	2,155,477
Effect of Dilutive Securities: Options	74,603	86,383
Weighted average common shares and dilutive securities	2,292,540	2,241,860
Diluted Earnings Per Share	$.19	$.16

Note 3 – Stock Based Compensation

At June 30, 2004 the Company has four stock-based employee and director compensation plans and an employee stock purchase plan. The Company accounts for those plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as all options granted under those plans and the purchase price under the stock purchase plan were equal to the market value of the Company’s stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three months and six months ended June 30, 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 and stock purchased under the stock purchase plan.

	Dollars in thousands, except per share amounts
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income as reported	$425	$364	$692	$660
Less total stock-based compensation expense determined under fair value method for all qualifying awards, less tax effects	(29)	(33)	(52)	(66)
Pro forma net income	$396	$331	$640	$594

Earnings per share:
Basic:
As reported	$.19	$.17	$.31	$.31
Pro forma	.18	.15	.29	.28
Diluted:
As reported	.19	.16	.30	.29
Pro forma	.17	.15	.28	.27

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

	June 30, 2004	December 31, 2003
Commercial and Agriculture	$8,002	$5,198
Real Estate	9,246	7,485
Credit Cards	3,734	3,011
Total	$20,982	$15,694

Outstanding commitments under letters of credit totaled $368 and $374 at June 30, 2004 and December 31, 2003, respectively.

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

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the quarter and six months ended June 30, 2004. This report contains certain “forward looking statements.” The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward-looking statements may describe future plans or strategies and include the Company’s expectations of future financial results. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements. The Company’s ability to predict results of the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include competition in the financial services market for both deposits and loans, interest rate trends, the economic climate in the Company’s market areas and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

Total Assets: Total assets increased $11.9 to $168.2 million at June 30, 2004. This change is due primarily to an increase in loans, including loans held for sale, of $11.4 million, which was funded by an increase in deposits of $10.8 million.

Interest Bearing Deposits At Other Financial Institutions: Interest bearing deposits at other financial institutions decreased by $3.9 million to $10.0 million from $13.9 million at December 31, 2003.

Securities: Securities increased $4.4 million to $36.7 million as of June 30, 2004. The company’s securities portfolio was comprised of US Treasury notes of $3.1 million, US government sponsored agency securities of $15 million, mortgage-backed securities of $15.6 million, corporate and municipal securities of $2.9 million and equity securities of $60 thousand.

The following table presents the composition and carrying value of the Company’s investment portfolio at June 30, 2004 and December 31, 2003 and the dollar and percentage changes of each investment category.

	June 30, 2004	December 31, 2003	Dollar Change	Percentage Change
	(dollars in thousands)
US Treasury securities	$3,108	$3,624	$(516)	-14.24%
US Government and agency securities	15,016	11,628	3,388	29.14%
Mortgage backed securities	15,603	11,813	3,790	32.08%
Municipal bonds	215	221	(6)	-2.71%
Corporate bonds	2,728	4,944	(2,216)	-44.82%
Equity securities	60	60	0	0%

Total	$36,730	$32,290	$4,440	13.75%

Loans: Net loans receivable, including loans held for sale, increased by $11.4 million to $110.1 million at June 30, 2004. The increase in the loan portfolio was a result of a $2.2 million increase in commercial and agriculture loans, a $452 thousand increase in construction and residential real estate loans, an $8.9 million increase in commercial real estate loans and a decrease of $103 thousand in consumer loans. The Sumner location contributed $2.4 million of the total increase, which was opened March 26, 2003, while the Federal Way loan production office contributed $1.2 million, which was opened March 15, 2004.

The following table sets forth the composition of the Company’s loan portfolio by type of loan:

	June 30, 2004		December 31, 2003
	Total Loans	Percent of Total Loans	Total Loans	Percent of Total Loans
	(dollars in thousands)
Commercial and Agricultural	$23,716	21.53%	$21,526	21.80%
Real Estate:
Construction	10,234	9.29%	10,833	10.97%
Residential Real Estate	11,780	10.70%	10,729	10.87%
Commercial Real Estate	58,639	53.24%	49,780	50.41%
Consumer	5,773	5.24%	5,876	5.95%

Total loans	$110,142	100.00%	$98,744	100.00%

Non-performing assets:

The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated:

	June 30, 2004			December 31, 2003
	(dollars in thousands)
	Accruing loans past due 90 days or more	Non-accrual loans	Restructured Loans	Accruing loans past due 90 days or more	Non-accrual loans	Restructured Loans
Commercial and Agriculture	$0	$0	$0	$0	$0	$0
Real Estate	$0	$24	$0	$0	$88	$0
Consumer	$0	$0	$0	$0	$16	$0
Total	$0	$24	$0	$0	$104	$0

Activity in the Allowance for Credit Losses: Activity in the allowance for credit losses in the six months ended June 30, 2004 and 2003 is as follows:

	2004	2003
	(dollars in thousands)
Balance beginning of period	$1,101	$852
Provision for credit losses	138	182
Loans charged off	(10)	(96)
Recoveries on loans previously charged off	1	2
Net charge offs	(9)	(94)
Balance at end of period	$1,230	$940

Real Estate Owned: The Company continues to have one foreclosed property in the amount of $137,000. The property is rented with the option to purchase.

Premises and Equipment: On March 15, 2004 the bank opened a loan production office in Federal Way, Washington. The office is a leased facility with approximately 1,000 square feet. Two loan officers and a receptionist from the Federal Way area were hired to staff the facility. The Company is looking for property in the area to open a full service branch.

Deposits: Deposits increased $10.8 million or 7.77% from December 31, 2003. Certificates of deposits increased $6.2 million, savings increased $2.0 million and interest bearing deposits, which include money market accounts and NOW accounts increased $113 thousand. Demand deposits increased $2.5 million for the six month period. Approximately $2.2 million of the increase was attributed to the Sumner location.

The following table sets forth the balance of deposits in the various types of accounts offered by the Bank at the dates indicated:

	June 30, 2004			December 31, 2003
	Amounts	$ Amount of Increase	% of Increase	Amounts
	(dollars in thousands)
Non-interest bearing demand	$26,278	$2,522	10.62%	$23,756
Interest-bearing demand	51,156	113.22%		51,043
Savings	17,630	1,953	12.46%	15,677
Certificates of deposit	32,286	1,028	3.29%	31,258
Certificates of deposit over $100,000	22,209	5,168	30.33%	17,041

Total	$149,559	$10,784	7.77%	$138,775

Shareholders Equity:

On March 3, 2004, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission to offer 60,000 shares of common stock at a price of $15.00 per share. The prospectus was dated April 1, 2004. The offering was closed on April 8, 2004, fully subscribed. The offering netted $846,000 in proceeds.

Comparison of Operating Results for the Three Months and Six Months Ended June 30, 2004 and 2003

Net Income: Net income for the three months ended June 30, 2004 was $425,000 or $.19 per diluted share ($.19 per basic share) compared to $364,000 or $.16 per diluted share ($.17 per basic share) for the three months ended June 30, 2003. The higher earnings for the current quarter were primarily a result of increased net interest income.

Net income for the six months ended June 30, 2004 was $692,000 or $.30 per diluted share ($.31 per basic share) compared to $660,000 or $.29 per diluted share ($.31 per basic share) for the six months ended June 30, 2003. The higher earnings for the current quarter were primarily a result of increased net interest income. The increase in net interest income was offset by a decrease in gains on mortgage loans sold and an increase in non-interest expense.

Net Interest Income: Net interest income increased $219,000 to $1,847,000 for the quarter ended June 30, 2004 compared to $1,628,000 for the same period in 2003. The increase was attributed to the increased volume in loans from 2003.

Net interest income increased $375,000 to $3,529,000 for the six months ended June 30, 2004 compared to $3,154,000 for the same period in 2003. Average earning assets increased to $151 million from $132.7 million, which represented a 13.8% increase. However, the yield on average earning assets decreased from 6.2% to 5.9% or .3%. We are asset sensitive, which means that our assets reprice faster than our liabilities. In periods of declining interest rates such as we have experienced until just recently, our net interest margin is compressed until we can reprice our liabilities. Average interest bearing liabilities increased $13.9 million or 12.4% while the yield on interest bearing liabilities decreased .4% from 1.9% to 1.5%. Mt. Rainier Bank’s net interest margin decreased to 4.7% as of June 30, 2004 from 4.8% as of June 30, 2003.

Provision for Credit Losses: The provision for loan losses for the quarter ended June 30, 2004 decreased $55,000 to $69,000 from $124,000 for the quarter ended June 30, 2003. The provision for loan losses for the six months ended June 30, 2004 was $138,000 compared to $182,000 for the six months ended June 30, 2003. The Bank has established a systematic methodology for the determination of provisions of credit losses. On a quarterly basis the Bank performs an analysis taking into consideration historic loss experience for various loan segments, changes in economic conditions, delinquency ratios, and other factors to determine the level of allowance for credit losses needed.

Based on its analysis, management deemed the allowance for credit losses of $1.2 million at June 30, 2004 (1.12% of outstanding loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. The allowance for credit losses was $940 thousand (1.02% of outstanding loans) at June 30, 2003. The company had net charge-offs of $9 thousand for the six months ended June 30, 2004 compared to $94 thousand in net charge-offs for the six months ended June 30, 2003.

Non-interest Income: Total non-interest income decreased $119,000 to $345,000 for the quarter ended June 30, 2004 from $464,000 for the quarter ended June 30, 2003, primarily due to a $104,000 decrease in income from mortgage loan sales. The stabilization of interest rates has decreased the amount of mortgage refinance applications substantially.

For the six months ended June 30, 2004, non-interest income decreased $200,000 to $649,000 from $849,000 for the six months ended June 30, 2004. This decrease is also due to a $201,000 decrease in income from mortgage loan sales.

Non-interest Expense: Total non-interest expense increased $62,000 to $1,495,000 for the quarter ended June 30, 2004 from $1,433,000 at June 30, 2003. Salaries and employee benefits increased $54,000 and occupancy and equipment expense increased $8,000. The salary and benefit expense was primarily attributed to the addition of staff for the loan production office in Federal Way.

For the six months ended June 30, 2004, non-interest expense increased $167,000 to $3,030,000 from $2,863,000 for the six months ended June 30, 2004. Salaries and employee benefits increased $105,000, occupancy and equipment expense increased $50,000 and other expenses increased $12,000. These increases were a result of the opening of the Sumner location and the addition of the Federal Way loan production office.

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

An analysis of liquidity should include a review of the changes that appear in the consolidated condensed statement of cash flows for the six months ended June 30, 2004. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchase of securities, and the net change in loans. Financing activities present the cash flows associated with the Company’s deposit accounts, other borrowings, and sale of common stock.

The Company’s consolidated total of cash and due from banks and interest bearing deposits decreased by $3.96 million. Those funds were used to purchase securities.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2004, the Bank’s liquidity ratio was 14%. The Bank also maintains borrowing lines at the Federal Home Loan Bank of Seattle and other correspondents with available advances up to $25 million. As of June 30, 2004, there are no advances on these lines of credit.

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

The Bank’s primary investing activity is the origination of real estate, commercial, and consumer loans. At June 30, 2004, the Bank had loan commitments and undisbursed loans in process totaling $21 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2004 totaled $37 million. Historically, the Bank has been able to retain a significant amount of its certificates of deposit as they mature.

Federally insured national banks are required to maintain minimum levels of regulatory capital. Under current regulation, nationally chartered banks generally must maintain (a) a ratio of Tier 1 leverage capital of 4%, (b) a Tier 1 capital to risk weighted assets of at least 8% and (c) a ratio of total capital to risk weighted assets of at least 4%. At June 30, 2004, the Bank was in compliance with all applicable capital requirements.

The following table compares the Company’s regulatory capital ratios as of June 30, 2004 and December 31, 2003 to the minimum regulatory capital requirements:

	Adequately Capitalized Standards	Well Capitalized Standards	June 30, 2004	December 31, 2003
Tier 1 Leverage Ratio	4%	5%	9.92%	10.57%
Tier 1 Risk Based Capital Ratio	4%	6%	13.48%	13.95%
Total Risk Based Capital Ratio	8%	10%	14.39%	14.89%

Key Financial Ratios: The following table represents key financial ratios as of June 30, 2004 and December 31, 2003:

	(dollars in thousands)
	June 30, 2004	December 31, 2003	June 30, 2003
PERFORMANCE RATIOS:
Return on average assets	.86%	.93%	.93%
Return on average equity	8.04%	8.51%	8.43%
Net interest margin	4.70%	4.70%	4.80%
Efficiency ratio	72.70%	70.68%	71.52%
ASSET QUALITY RATIOS:
Non-performing loans	$24	$104	$114
Real Estate Owned	$137	$140	$147
Total non-performing assets	$161	$244	$261
Total non performing assets to total assets	0.10%	0.17%	0.18%
Allowance for credit losses to non performing loans	764%	451%	360%

	June 30, 2004	December 31, 2003	June 30, 2003
AVERAGE BALANCE SHEET:
Average Total Loans	$102,540	$91,351	$86,890
Average Total Interest Earning Assets	$151,086	$138,280	$132,708
Average Total Assets	$161,566	$148,443	$142,671
Average Total Interest Bearing Deposits	$119,577	$110,520	$106,378
Average Shareholders’ Equity	$17,206	$16,168	$15,810

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

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At June 30, 2004, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2003. For additional information, refer to the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

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

None to be reported

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

MOUNTAIN BANK HOLDING COMPANY (Registrant)

Dated: July 27, 2004	/s/ Roy T. Brooks
Roy T. Brooks, President and Chief Executive Officer

Dated: July 27, 2004	/s/ Sheila Brumley
Sheila Brumley, Chief Financial Officer