Form 10-Q
period 2004-09-30
MOUNTAIN BANK HOLDING CO
filed 2004-11-09
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT OCTOBER 29, 2004
Common Stock - no par value	2,249,768 Shares

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2004 (unaudited)	December 31, 2003
	(in thousands)
Assets
Cash and due from banks	$2,430	$1,641
Interest bearing deposits at other financial institutions	9,152	13,920
Securities available for sale	37,689	32,290
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	731	693
Loans held for sale	172	—

Loans	116,608	98,744
Allowance for credit losses	1,300	1,101

Net loans	115,308	97,643

Premises and equipment	6,290	5,586
Foreclosed real estate	—	140
Accrued interest receivable	710	656
Bank owned life insurance	3,783	3,358
Other assets	289	349

Total assets	$176,554	$156,276

Liabilities
Deposits:
Demand, non-interest bearing	$29,901	$23,756
Savings and interest-bearing demand	72,575	66,720
Time	54,670	48,299

Total deposits	157,146	138,775

Accrued interest payable	174	159
Note payable	32	34
Other liabilities	530	413

Total liabilities	157,882	139,381

Shareholders’ Equity
Common stock (no par value); authorized 10,500,000 shares; issued and outstanding: 2004 - 2,249,768 shares; 2003 - 2,176,677 shares	1,125	1,088
Additional paid-in capital	10,559	9,655
Retained earnings	6,935	6,002
Accumulated other comprehensive income	53	150

Total shareholders’ equity	18,672	16,895

Total liabilities and shareholders’ equity	$176,554	$156,276

See notes to consolidated condensed financial statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)		(in thousands, except per share data)
Interest Income
Loans	$2,099	$1,900	$5,955	$5,439
Deposits in banks	30	62	97	151
Investment Income:
Taxable	290	189	802	668
Tax-exempt	2	4	6	13
Dividends on stock	12	5	22	36

Total interest income	2,433	2,160	6,882	6,307

Interest Expense
Deposits	492	474	1,411	1,466
Note payable	1	1	2	2

Total interest expense	493	475	1,413	1,468

Net interest income	1,940	1,685	5,469	4,839

Provision for credit losses	69	109	207	291

Net interest income after provision for credit losses	1,871	1,576	5,262	4,548

Noninterest income
Service charges on deposit accounts	151	149	448	428
Gains on mortgage loans sold	60	205	196	542
Gain on sale of securities available for sale-net	2	—	14	—
Bank owned life insurance income	40	34	122	116
Other	80	78	202	229

Total noninterest income	333	466	982	1,315

Noninterest expense
Salaries and employee benefits	971	953	2,742	2,619
Occupancy and equipment	225	226	683	634
Other	338	360	1,139	1,149

Total noninterest expenses	1,534	1,539	4,564	4,402

Income before income tax expense	670	503	1,680	1,461

Income tax expense	(211)	(156)	(529)	(454)

Net income	$459	$347	$1,151	$1,007

Comprehensive income(loss)	$362	$239	$1,054	$899

Earnings per share:
Basic	$0.20	$0.16	$0.52	$0.47
Diluted	$0.20	$0.15	$0.50	$0.45
Average shares:
Basic	2,249,768	2,155,477	2,221,638	2,154,365
Diluted	2,324,478	2,243,583	2,295,654	2,241,371

See notes to consolidated condensed financial statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (In thousands)

Balance Ended September 30

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
Balance at December 31, 2002	$1,073	$9,472	$4,626	$370	$15,541

Exercise of options, including tax benefit	4	37	—	—	41

Sale of common stock under employee stock purchase plan	1	17	—	—	18

Comprehensive income:
Net income	—	—	1,007	—	1,007
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale	—	—	—	(108)	(108)

Comprehensive Income	—	—	—	—	899

Balance Ended September 30, 2003	$1,078	$9,526	$5,633	$262	$16,499

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
Balance at December 31, 2003	$1,088	$9,655	$6,002	$150	$16,895

Exercise of options, including tax benefit	6	66	—	—	72

Sale of common stock under employee stock purchase plan	1	22	—	—	23

Sale of common stock	30	816	—	—	846

Payment of cash dividend ($.10 per share)	—	—	(218)	—	(218)

Comprehensive income:
Net income	—	—	1,151	—	1,151
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale	—	—	—	(97)	(97)

Comprehensive Income	—	—	—	—	1,054

Balance Ended September 30, 2004	$1,125	$10,559	$6,935	$53	$18,672

See notes to consolidated condensed financial statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Net income	$1,151	$1,007
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	207	291
Depreciation and amortization	413	383
Net amortization and accretion of bond premiums and discounts	278	348
Gain on sales of securities available for sale	(14)	—
Stock dividends received	(11)	(18)
Gain on loans sold	(196)	(542)
Originations of loans held for sale	18,483	40,311
Proceeds from sales of loans	(18,459)	(37,138)
Gain on sale of other real estate	(18)	—
Bank owned life insurance income	(122)	(118)
(Increase) decrease in accrued interest receivable	(54)	(14)
Increase (decrease) in accrued interest payable	15	(32)
Other, net	248	241

Net cash provided by operating activities	1,921	4,719

Cash Flows from Investing Activities
Net decrease in interest bearing deposits in banks	4,768	1,607
Activity in securities available for sale and Federal Reserve Bank and FHLB stock
Purchases	(20,462)	(16,833)
Maturities, prepayments and calls	14,627	13,273
Increase in loans made to customers, net of principal collections	(17,872)	(11,051)
Proceeds from sale of other real estate owned	158	—
Additions to premises and equipment	(1,117)	(1,198)
Proceeds from sales of premises and equipment	—	19
Purchase of Bank Owned Life Insurance	(300)	—

Net cash used in investing activities	(20,198)	(14,183)

Cash Flows from Financing Activities
Net increase in deposits	18,371	9,247
Repayment of long term debt	(2)	(1)
Net proceeds from issuance of stock	915	48
Payment of dividends	(218)	—

Net cash provided by financing activities	19,066	9,294

Net change in cash and due from banks	789	(170)

Cash and due from banks
Beginning of year	1,641	1,522

End of year	$2,430	$1,352

Supplemental Disclosures of Cash Flow Information
Interest paid	$1,398	$1,500
Income taxes paid	$577	$350
Supplemental Schedule of Non-Cash Investing Activities
Fair value adjustment of securities available for sale, net of tax	$(97)	$(108)

See notes to consolidated condensed financial statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation: The accompanying unaudited consolidated condensed financial statements for Mountain Bank Holding Company (the Company) were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim consolidated condensed financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements included in the Mountain Bank Holding Company 2003 Annual Report on Form 10-KSB. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004.

(b) Principles of Consolidation: The interim consolidated financial statements include the accounts of Mountain Bank Holding Company and its wholly-owned subsidiary, Mt. Rainier National Bank (the Bank). All significant intercompany balances have been eliminated.

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

	Nine Months Ended September 30,
	2004	2003
Basic Earnings Per Share Computation

Numerator – Net Income	$1,151,000	$1,007,000

Denominator – Weighted average common shares outstanding	2,221,638	2,154,365

Basic Earnings Per Share	$.52	$.47

Diluted Earnings Per Share Computation

Numerator – Net Income	$1,151,000	$1,007,000

Denominator – Weighted average common shares outstanding	2,221,638	2,154,365

Effect of Dilutive Securities: Options	74,016	87,006

Weighted average common shares and dilutive securities	2,295,654	2,241,371

Diluted Earnings Per Share	$.50	$.45

	Three Months Ended September 30,
	2004	2003
Basic Earnings Per Share Computation

Numerator – Net Income	$459,000	$347,000

Denominator – Weighted average common shares outstanding	2,249,768	2,155,477

Basic Earnings Per Share	$.20	$.16

Diluted Earnings Per Share Computation

Numerator – Net Income	$459,000	$347,000

Denominator – Weighted average common shares outstanding	2,249,768	2,155,477

Effect of Dilutive Securities: Options	74,710	88,106

Weighted average common shares and dilutive securities	2,324,478	2,243,583

Diluted Earnings Per Share	$.20	$.15

Note 3 – Stock Based Compensation

At September 30, 2004 the Company has four stock-based employee and director compensation plans and an employee stock purchase plan. The Company accounts for those plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as all options granted under those plans and the purchase price under the stock purchase plan were equal to the market value of the Company’s stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three months and nine months ended September 30, 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 and stock purchased under the stock purchase plan.

	Dollars in thousands, except per share amounts
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income as reported	$459	$347	$1,151	$1,007

Less total stock-based compensation expense determined under fair value method for all qualifying awards, less tax effects	(26)	(39)	(49)	(105)

Pro forma net income	$433	$308	$1,102	$902

Earnings per share:

Basic:

As reported	$.20	$.16	$.52	$.47

Pro forma	.19	.14	.50	.42

Diluted:

As reported	.20	.15	.50	.45

Pro forma	.19	.14	.48	.41

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

	September 30, 2004	December 31, 2003
Commercial and Agriculture	$9,448	$5,198

Real Estate	7,798	7,485

Credit Cards	3,449	3,011

Total	$20,695	$15,694

Outstanding commitments under letters of credit totaled $345 thousand and $374 thousand at September 30, 2004 and December 31, 2003, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This discussion should be read in conjunction with the unaudited consolidated condensed financial statements of the Company and notes thereto presented elsewhere in this report. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in terms of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the quarter and nine months ended September 30, 2004. This report contains certain “forward looking statements.” The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward-looking statements may describe future plans or strategies and include the Company’s expectations of future financial results. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements. The Company’s ability to predict results of the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include competition in the financial services market for both deposits and loans, interest rate trends, the economic climate in the Company’s market areas and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

Total Assets: Total assets increased $20.3 to $176.6 million at September 30, 2004. This change is due primarily to an increase in loans, including loans held for sale, of $18 million, which was funded by an increase in deposits of $18.4 million.

Interest Bearing Deposits At Other Financial Institutions: Interest bearing deposits at other financial institutions decreased by $4.7 million to $9.2 million from $13.9 million at December 31, 2003. These deposits were utilized to purchase securities yielding a higher return.

Securities: Securities increased $5.4 million to $37.7 million as of September 30, 2004. The Company’s securities portfolio was comprised of US Treasury notes of $3.1 million, US government sponsored agency securities of $16.4 million, mortgage-backed securities of $15.5 million, corporate and municipal securities of $2.6 million and equity securities of $60 thousand. As the corporate bonds matured, the funds were redeployed into US government sponsored agencies, as well as mortgage backed securities. Additional securities were purchased in these two categories with the excess interest bearing deposits to produce a higher return.

The following table presents the composition and carrying value of the Company’s investment portfolio at September 30, 2004 and December 31, 2003 and the dollar and percentage changes of each investment category.

	September 30, 2004	December 31, 2003	Dollar Change	Percentage Change
	(dollars in thousands)
US Treasury securities	$3,115	$3,624	$(509)	-14.05%

US Government and agency securities	16,385	11,628	4,757	40.91%

Mortgage backed securities	15,510	11,813	3,697	31.30%

Municipal bonds	305	221	84	38.01%

Corporate bonds	2,314	4,944	(2,630)	-53.20%

Equity securities	60	60	0	0%

Total	$37,689	$32,290	$5,399	16.72%

Loans: Net loans receivable, including loans held for sale, increased by $18 million to $116.8 million at September 30, 2004. The increase in the loan portfolio was a result of a $2.5 million increase in commercial and agriculture loans, a $2.3 million increase in construction and residential real estate loans and a $13.6 million increase in commercial real estate loans. Consumer loans decreased $340 thousand during the same period. The Bank’s two new branches (Sumner and Federal Way), together, contributed $7 million (38.8%) of the year to date growth. Both branches were opened with seasoned, experienced loan officers.

Commercial real estate loans continue to dominate portfolio growth. Motivated by excellent interest rates, borrowers have come to Mt. Rainier National Bank to refinance and purchase commercial income properties. This demand has propelled the bank’s commercial real estate portfolio to $63.6 million, an increase for the year of $13.6 million. This segment of the portfolio now makes up 54.3% of total loans.

The following table sets forth the composition of the Company’s loan portfolio by type of loan:

	September 30, 2004		December 31, 2003
	Total Loans	Percent of Total Loans	Total Loans	Percent of Total Loans
	(dollars in thousands)
Commercial and Agricultural	$23,986	20.54%	$21,526	21.80%

Real Estate:

Construction	10,827	9.27%	10,833	10.97%

Residential Real Estate	13,070	11.19%	10,729	10.87%

Commercial Real Estate	63,361	54.26%	49,780	50.41%

Consumer	5,536	4.74%	5,876	5.95%

Total loans	$116,780	100.00%	$98,744	100.00%

Non-performing assets:

The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated:

	September 30, 2004			December 31, 2003
	(dollars in thousands)
	Accruing loans past due 90 days or more	Non-accrual loans	Restructured Loans	Accruing loans past due 90 days or more	Non-accrual loans	Restructured Loans
Commercial and Agriculture	$0	$0	$0	$0	$0	$0

Real Estate	$0	$24	$0	$0	$88	$0

Consumer	$0	$0	$0	$0	$16	$0
Total	$0	$24	$0	$0	$104	$0

Activity in the Allowance for Credit Losses: Activity in the allowance for credit losses in the nine months ended September 30, 2004 and 2003 is as follows:

	2004	2003
	(dollars in thousands)
Balance beginning of period	$1,101	$852

Provision for credit losses	207	291

Loans charged off	(9)	(141)

Recoveries on loans previously charged off	1	4

Net charge offs	(8)	(137)

Balance at end of period	$1,300	$1,006

Real Estate Owned: On September 30, 2004, the Company sold the foreclosed property for a total of $158 thousand, which reduced the OREO to $0 and produced a gain on the sale of $18 thousand.

Premises and Equipment: On March 15, 2004 the Bank opened a loan production office in Federal Way, Washington. The office is a leased facility with approximately 1,000 square feet. Two loan officers and a receptionist from the Federal Way area were hired to staff the facility. The Company is looking for property in the area to open a full service branch. On August 31, 2004, the Company purchased property in Auburn, Washington with the intent to relocate the South Auburn facility. The property is approximately 53,650 square feet with a 6,961 square foot building. The cost of the property was $893.8 thousand. The Company is in the process of completing structural engineering for the remodel of the existing structure. The preliminary costs to remodel the facility should range from $325 thousand to $375 thousand, with an additional estimate of $225 thousand to $275 thousand for furniture and equipment.

Deposits: From December 31, 2003, deposits increased $18.4 million or 13.2%; to September 30, 2004. Certificates of deposits increased $6.4 million, savings increased $1.5 million and interest-bearing deposits, which include money market accounts and NOW accounts increased $4.3 million. Demand deposits increased $6.1 million for the nine-month period. Approximately $3.7 million of the total increase in deposits was attributed to the Sumner location. The Company has opened over 2,400 new accounts during the first nine months of 2004, which has attributed to the increase in deposits.

The following table sets forth the balance of deposits in the various types of accounts offered by the Bank at the dates indicated:

	September 30, 2004		December 31, 2003
	Amounts	$ Amount of Increase	% of Increase	Amounts
	(dollars in thousands)
Non-interest bearing demand	$29,901	$6,145	25.87%	$23,756

Interest-bearing demand	55,363	4,320	8.46%	51,043

Savings	17,212	1,535	9.79%	15,677

Certificates of deposit	31,712	454	1.45%	31,258

Certificates of deposit over $100,000	22,958	5,917	34.72%	17,041

Total	$157,146	$18,371	13.24%	$138,775

Shareholders Equity:

On March 3, 2004, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission in connection with the offer and sale of 60,000 shares of common stock at a price of $15.00 per share. The final prospectus, which was dated April 1, 2004 was transmitted to existing shareholders and the general public. The offering, which was closed on April 8, 2004, was fully subscribed, and netted $846,000 in proceeds.

Comparison of Operating Results for the Three Months and Nine Months Ended September 30, 2004 and 2003

Net Income: Net income for the three months ended September 30, 2004 was $459,000 or $.20 per diluted share ($.20 per basic share) compared to $347,000 or $.15 per diluted share ($.16 per basic share) for the three months ended September 30, 2003. The higher earnings for the current quarter were primarily a result of increased net interest income. Net interest income was higher due to a higher percentage of our earning assets being in loans, which earns more than securities and interest bearing deposits.

Net income for the nine months ended September 30, 2004 was $1,151,000 or $.50 per diluted share ($.52 per basic share) compared to $1,007,000 or $.45 per diluted share ($.47 per basic share) for the nine months ended September 30, 2003. The higher earnings for the nine month period were primarily a result of increased net interest income. The increase in net interest income was offset by a decrease in gains on mortgage loans sold and an increase in non-interest expense.

Net Interest Income: Net interest income increased $295,000 to $1,871,000 for the quarter ended September 30, 2004 compared to $1,576,000 for the same period in 2003. The increase was attributed to the increased volume in loans from 2003.

Net interest income increased $714,000 to $5,262,000 for the nine months ended September 30, 2004 compared to $4,548,000 for the same period in 2003. Average earning assets increased to $154.4 million from $136.4 million, which represented a 13.2% increase. However, the yield on average earning assets decreased from 6.2% to 5.9% or .3%. We are asset sensitive, which means that our assets reprice faster than our liabilities. In periods of declining interest rates such as we have experienced until just recently, our net interest margin is compressed until we can reprice our liabilities. Average interest bearing liabilities increased $12.3 million or 11.2% while the yield on interest bearing liabilities decreased .3% from 1.8% to 1.5%. The Bank’s net interest margin was 4.7% for both periods ending September 30, 2004 and September 30, 2003.

Provision for Credit Losses: The provision for loan losses for the quarter ended September 30, 2004 decreased $40,000 to $69,000 from $109,000 for the quarter ended September 30, 2003. The provision for loan losses for the nine months ended September 30, 2004 was $207,000 compared to $291,000 for the nine months ended September 30, 2003. The Bank has established a systematic methodology for the determination of provisions of credit losses. On a quarterly basis the Bank performs an analysis, taking into consideration historic loss experience for various loan segments, changes in economic conditions, delinquency ratios, and other factors to determine the level of allowance for credit losses needed.

Based on its analysis, management deemed the allowance for credit losses of $1.3 million at September 30, 2004 (1.11% of outstanding loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. The allowance for credit losses was $1 million (1.08% of outstanding loans) at September 30, 2003. The Company had net charge-offs of $8 thousand for the nine months ended September 30, 2004 compared to $137,000 in net charge-offs for the nine months ended September 30, 2003.

Non-interest Income: Total non-interest income decreased $133,000 to $333,000 for the quarter ended September 30, 2004 from $466,000 for the quarter ended September 30, 2003, primarily due to a $145,000 decrease in income from mortgage loan sales. The stabilization of interest rates has decreased the amount of mortgage refinance applications substantially.

For the nine months ended September 30, 2004, non-interest income decreased $333,000 to $982,000 from $1,315,000 for the nine months ended September 30, 2003. This decrease is also due to a $346,000 decrease in income from mortgage loan sales.

Non-interest Expense: Total non-interest expense decreased $5,000 to $1,534,000 for the quarter ended September 30, 2004 from $1,539,000 at September 30, 2003. Other expenses decreased $22,000 for the period while salaries and employee benefits increased $18,000 and occupancy and equipment expense decreased $1,000.

For the nine months ended September 30, 2004, non-interest expense increased $162,000 to $4,564,000 from $4,402,000 for the nine months ended September 30, 2003. Salaries and employee benefits increased $123,000, occupancy and equipment expense increased $49,000 and other expenses decreased $10,000. These increases were a result of the opening of the Sumner location and the addition of the Federal Way loan production office.

Liquidity and Capital Resources: The Company’s primary sources of funds are customer deposits, proceeds from principal and interest payments on loans and mortgage-backed securities, and proceeds from the sale of loans, and maturing securities. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

An analysis of liquidity should include a review of the changes that appear in the consolidated condensed statement of cash flows for the nine months ended September 30, 2004. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchase of securities, and the net change in loans. Financing activities present the cash flows associated with the Company’s deposit accounts, other borrowings, and sale of common stock.

The Company’s consolidated total of cash and due from banks and interest bearing deposits decreased by $3.98 million. Those funds were used to purchase securities.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2004, the Bank’s liquidity ratio was 13%. The Bank also maintains borrowing lines at the Federal Home Loan Bank of Seattle and other correspondents with available advances up to $26.6 million. As of September 30, 2004, there are no advances on these lines of credit.

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

The Bank’s primary investing activity is the origination of real estate, commercial, and consumer loans. At September 30, 2004, the Bank had loan commitments and undisbursed loans in process totaling $20.7 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2004 totaled $37.4 million. Historically, the Bank has been able to retain a significant amount of its certificates of deposit as they mature.

Federally insured national banks are required to maintain minimum levels of regulatory capital. Under current regulation, nationally chartered banks generally must maintain (a) a ratio of Tier 1 leverage capital of 4%, (b) a Tier 1 capital to risk weighted assets of at least 8% and (c) a ratio of total capital to risk weighted assets of at least 4%. At September 30, 2004, the Bank was in compliance with all applicable capital requirements.

The following table compares the Company’s regulatory capital ratios as of September 30, 2004 and December 31, 2003 to the minimum regulatory capital requirements:

	Adequately Capitalized Standards	Well Capitalized Standards	September 30, 2004	December 31, 2003
Tier 1 Leverage Ratio	4%	5%	10.79%	10.57%

Tier 1 Risk Based Capital Ratio	4%	6%	13.35%	13.95%

Total Risk Based Capital Ratio	8%	10%	14.28%	14.89%

Key Financial Ratios: The following table represents key financial ratios as of September 30, 2004 and December 31, 2003 and September 30, 2003:

	(dollars in thousands)
	September 30, 2004	December 31, 2003	September 30, 2003
PERFORMANCE RATIOS:

Return on average assets	.93%	.93%	.92%

Return on average equity	8.74%	8.51%	8.42%

Net interest margin	4.70%	4.70%	4.70%

Efficiency ratio	70.87%	70.68%	71.45%

ASSET QUALITY RATIOS:

Non-performing loans	$24	$104	$93

Real Estate Owned	-0-	$140	$144

Total non-performing assets	$24	$244	$237

Total non performing assets to total assets	0.01%	0.16%	0.15%

Allowance for credit losses to non performing loans	5417%	451%	424%

	September 30, 2004	December 31, 2003	September 30, 2003
AVERAGE BALANCE SHEET:

Average Total Loans	$106,098	$91,351	$89,059

Average Total Interest Earning Assets	$154,436	$138,280	$136,424

Average Total Assets	$165,218	$148,443	$146,504

Average Total Interest Bearing Deposits	$121,786	$110,520	$109,480

Average Shareholders’ Equity	$17,583	$16,168	$15,991

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

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At September 30, 2004, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2003. For additional information, refer to the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

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

MOUNTAIN BANK HOLDING COMPANY (Registrant)

Dated: November 9, 2004	/s/ Roy T. Brooks

Roy T. Brooks, President and Chief Executive Officer

Dated: November 9, 2004	/s/ Sheila Brumley

Sheila Brumley, Chief Financial Officer