Form 10-K
period 2004-12-31
MOUNTAIN BANK HOLDING CO
filed 2005-03-21
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

Commission File Number: 0 - 28394

MOUNTAIN BANK HOLDING COMPANY

(exact name of registrant as specified in its charter)

WASHINGTON	91-1602736
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification Number)

501 Roosevelt Avenue, PO Box 98, Enumclaw, WA	98022
(address of principal executive offices)	(zip code)

Registrant’s telephone number: (360) 825-0100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

(title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2004, the aggregate market value of the 1,728,044 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes the 521,724 shares held by all directors and executive officers of the Registrant as a group, was $27,880,890. This figure is based on the closing sale price of $15.00 per share of the Registrant’s Common Stock on June 30, 2004.

Number of shares of common stock outstanding as of March 15, 2005: 2,272,318

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on April 26, 2005 is incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

i

(Continued)

ii

FORM 10-K

Available Information

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, and beneficial ownership reports on Forms 3, 4, and 5 as soon as practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission can be found on the SEC’s Edgar database at www.sec.gov, free of charge.

PART I

(ITEMS 1-4)

ITEM 1. DESCRIPTION OF BUSINESS

General

Mountain Bank Holding Company (“Mountain Bank Holding”) is a Washington corporation formed in 1993 primarily to hold all of the Common Stock of Mt. Rainier National Bank (“Mt. Rainier Bank”), a National Banking Association organized under the laws of the United States. Mt. Rainier Bank provides personal and commercial banking and related financial services at its main office located in Enumclaw, Washington, and from five branch offices located in Buckley, Black Diamond, Auburn, Maple Valley, and Sumner Washington. Mt. Rainier Bank also provides loan services at a loan production office located in Federal Way, Washington. Mountain Bank Holding is regulated by the Federal Reserve Board (the “FRB”) under the Bank Holding Company Act of 1956, as amended. A bank holding company is generally defined as a company that has direct or indirect control of a bank. Mountain Bank Holding qualifies as a bank holding company because it owns one hundred percent (100%) of the outstanding securities of Mt. Rainier National Bank (Mt. Rainier Bank). At December 31, 2004, Mountain Bank Holding reported on a consolidated basis total assets of $177,645,000, total deposits of $157,600,000, and shareholders’ equity of $18,568,000.

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

Business

Mt. Rainier Bank, through its main office, five branches and one loan production office, offers a full line of commercial banking services.

The principal sources of Mt. Rainier Bank’s revenues are: (i) interest and fees on loans; (ii) deposit service charges; (iii) interest on deposits in other banks (generally on an overnight basis); (iv) gains on mortgages originated and sold to the secondary market; (v) interest on investments, and (vi) fees from sales of non-deposit investment products. Loans include short-to-medium-term commercial and consumer loans, including real estate loans, operating loans and lines, equipment loans, automobile loans, recreational vehicle and truck loans, personal loans and lines of credit, home improvement and rehabilitation loans, VISA national credit cards, and residential mortgage lending. Mt. Rainier Bank also offers safe deposit boxes, direct deposit of payroll and social security checks, automated teller machine access, debit cards, automatic drafts for various accounts, telephone banking, Internet banking and bill payment services. Mt. Rainier Bank has a night depository and an ATM, as well as drive-up services, at each of its branch offices.

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

Service Area

Mt. Rainier Bank’s primary service area is South King County and East Pierce County, including Enumclaw, Buckley, Black Diamond, Auburn, Maple Valley, Sumner, and Federal Way and surrounding communities. Enumclaw’s population is 11,195, having experienced 46% growth since 1990. Enumclaw is primarily considered a residential community, with most growth in single-family residences. The local economy is dependent upon the forest products industry, farming, and tourism. Buckley has experienced less growth with a population of 4,510. Buckley is a residential community with very little business growth in the past few years. Black Diamond has a current population of 3,995, up from 1,760 in 1990. Auburn is a larger community with a population of 45,355, up from 35,230 in 1990. In the last few years the number of households grew 5.6% with forecasts showing another 3,400 homes will be built by 2008. Auburn leads south King County in job creation. Maple Valley has current population of 15,934, up from 10,500 in 1997 when it became a city. Sumner’s population is approximately 8,600. Federal Way has a growing population of approximately 84,000 people within the city limits. The city is home to world-class companies, as well as small businesses of all kinds, with the city boasting the second highest number of businesses in South King County.

Employees

As of December 31, 2004, Mountain Bank Holding employed a full-time President and CEO and a half-time Chief Financial Officer. As of the same date, Mt. Rainier Bank had 68 full-time-equivalent employees, including three Executive Officers. None of Mt. Rainier Bank’s employees is presently represented by a union or covered by a collective bargaining agreement. Mt. Rainier Bank considers its relationships with its employees to be good.

Competition

The banking business in Mt. Rainier Bank’s primary service area is highly competitive with respect to both loans and deposits. All the major out-of-state commercial banks that operate in Washington (including Bank of America, Key Bank, Wells Fargo and U.S. Bank) have a branch or branches within Mt. Rainier Bank’s primary service area. Among the advantages such major banks have are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to geographic regions of higher yield and demand. Such banks offer certain services which are not offered directly by Mt. Rainier Bank (but are offered indirectly through correspondent institutions); and, by virtue of their greater total capitalization (legal lending limits to an individual customer are based upon a percentage of a bank’s shareholder equity accounts), such banks have substantially higher lending limits than Mt. Rainier Bank.

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

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

AND INTEREST YIELDS

The following table sets forth the average balance sheets of Mountain Bank Holding for the past three years along with an analysis of interest income and expenses for each major category of interest earning assets and interest bearing liabilities, the average rate paid in each category, and net yield on earning assets. Average non-accrual loans were $62 in 2004, $155 in 2003 and $89 in 2002 and are included in average total loans. Loan fees of $894 in 2004, $922 in 2003 and $789 in 2002 are included in interest income.

	Year ended Dec. 31,
	2004			2003			2002
	Average Balance	Int Earned/ Expense	Annualized Yield/ Rate	Average Balance	Int Earned/ Expense	Annualized Yield/ Rate	Average Balance	Int Earned/ Expense	Annualized Yield/ Rate
	(in thousands)
Assets
Interest and dividend earning assets:
Loans	$109,439	$8,139	7.4%	$91,351	$7,275	8.0%	$74,940	$6,590	8.8%
Investments*	36,558	1,142	3.1%	30,682	1,013	3.3%	31,676	1,358	4.3%
Federal funds sold and deposits in banks	11,465	127	1.1%	16,247	177	1.1%	15,339	230	1.5%

Total interest earning assets	157,462	9,408	6.0%	138,280	8,465	6.1%	121,955	8,178	6.7%

Non-interest earning assets:
Cash and due from banks	1,842			1,370			1,192
Premises and equipment	5,712			5,237			4,217
Other assets	4,831			4,580			4,270
Reserve for possible loan losses	(1,234)			(949)			(782)

Total assets	$168,613			$148,518			$130,852

Liabilities and shareholders’ equity Interest bearing liabilities:
Interest bearing demand deposits	$53,980	568	1.1%	$48,613	547	1.1%	$38,448	615	1.6%
Savings	16,724	125	0.7%	14,529	119	0.8%	12,600	125	1.0%
Certificates of deposit	32,159	701	2.2%	30,918	775	2.5%	30,503	1,145	3.8%
Certificates of deposit over $100,000	20,848	535	2.6%	16,460	477	2.9%	16,540	675	4.1%

Total interest bearing deposits	123,711	1,929	1.6%	110,520	1,918	1.7%	98,091	2,560	2.6%

Federal funds purchased	—	—		—	—		—	—
Other borrowings	33	3	8.0%	35	3	8.6%	37	3	8.1%

Total interest bearing liabilities	123,744	1,932	1.6%	110,555	1,921	1.7%	98,128	2,563	2.6%

Non-interest bearing liabilities:
Demand deposits	26,200			20,890			17,901
Other liabilities	1,173			1,134			599
Shareholders’ equity	17,518			15,939			14,224

	$168,635			$148,518			$130,852

Net interest income		$7,476			$6,544			$5,615

Net interest margin			4.7%			4.7%			4.6%

*	Tax equivalent basis @ 34%.

RATE/VOLUME ANALYSIS

The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the years indicated. For each category of interest-earning assets and interest-bearing liability, information is provided on changes attributable to: (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rate (changes in rate multiplied by old average volume). The change in interest income and interest expense attributable to changes in both volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

	Year ended December 31,
	2004 Increase(Decrease) Due to			2003 Increase(Decrease) Due to			2002 Increase(Decrease) Due to
	Total	Volume	Yield	Total	Volume	Yield	Total	Volume	Yield
	(in thousands)			(in thousands)			(in thousands)
Interest and dividend income:
Loan portfolio	$864	$1,369	$(505)	$685	$1,348	$(663)	$214	$637	$(423)
Investments	129	$186	$(57)	(345)	(44)	(301)	(86)	294	(380)
Federal funds sold and interest bearing deposits in banks	(50)	$(53)	$3	(53)	13	(66)	(219)	102	(321)
All interest-earning assets	$943	$1,502	$(559)	$287	$1,317	$(1,030)	$(91)	$1,033	$(1,124)

Interest expense:
Interest bearing demand	21	58	(37)	(68)	140	(208)	(145)	203	(348)
Savings	6	17	(11)	(6)	18	(24)	(58)	33	(91)
Certificates of deposit under $100,000	(74)	30	(104)	(370)	15	(385)	(594)	(10)	(584)
Certificates of deposit over $100,000	58	117	(59)	(198)	(3)	(195)	(168)	124	(292)

Total deposit accounts	$11	$222	$(211)	$(642)	$170	$(812)	$(965)	$350	$(1,315)

Other borrowings	(0)	(0)	(0)	—	—	—	—	—	—

Total interest bearing liabilities	$11	$222	$(211)	$(642)	$170	$(812)	$(965)	$350	$(1,315)

Change in net interest income	$932	$1,280	$(348)	$929	$1,147	$(218)	$874	$683	$191

Investment Portfolio

The investment policy of Mt. Rainier Bank is an integral part of the overall asset/liability management of Mt. Rainier Bank. Mt. Rainier Bank’s investment policy is to establish a portfolio, which will provide liquidity necessary to facilitate making loans and to cover deposit fluctuations while at the same time achieving a satisfactory investment return on the funds invested. The investment policy is reviewed annually by Mt. Rainier Bank’s Board of Directors. Mt. Rainier Bank stresses the following attributes for its investments: capital protection, liquidity, yield, risk management and pledge ability. Under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, Mt. Rainier Bank is required to classify its portfolio into three categories: Held to Maturity, Trading Securities, and Available for Sale.

Held to Maturity securities include debt securities that Mt. Rainier Bank has positive intent and ability to hold to maturity; these securities are reported at amortized cost. As of December 31, 2004, Mt. Rainier Bank held no securities as Held to Maturity.

Trading Securities include debt and equity securities that are purchased and held solely for the purpose of selling them in the short-term future for trading profits. Trading Securities are reported at fair market value with unrealized gains and losses included in earnings. As of December 31, 2004, Mt. Rainier Bank held no securities as Trading Securities.

Available for Sale securities include those that may be sold to implement Mt. Rainier Bank’s asset/liability management strategies, including responses to changes in interest rates, prepayment rates and similar factors. These securities are reported at fair market value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity. All of Mt. Rainier Bank’s investment securities at December 31, 2004 were classified as Available for Sale.

As a national bank and member of the Federal Reserve System, Mt. Rainier Bank is required to have $310,000 invested in Federal Reserve Bank Stock. As a requirement of being a member of the Federal Home Loan Bank of Seattle, Mt. Rainier Bank is required to keep $424,000 in stock. This portion of Mt. Rainier Bank’s investment portfolio is not liquid.

The following table sets forth the composition of the Company’s investment portfolio as of December 31 for the years indicated.

	2004		2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
US Treasury securities	$3,094	$3,087	$3,654	$3,624	$3,075	$3,141
US Government and agency securities	16,835	16,742	11,501	11,628	7,318	7,573
Mortgage Backed Securities	15,106	15,029	11,793	11,813	12,162	12,330
Municipal bonds	295	297	217	221	391	400
Corporate Bonds	2,268	2,287	4,838	4,944	5,996	6,058
Equity securities	60	60	60	60	60	60

Total	$37,658	$37,502	$32,063	$32,290	$29,002	$29,562

The investment portfolio at December 31, 2004, excluding equity securities was categorized by maturity as follows:

	December 31, 2004
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years
	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield
	(Dollars in Thousands)
Investment securities:
U.S. Treasury Securities	$1,025	5.75%	$2,062	4.19%	$—		$—
US Government and agency securities	2,284	5.12%	14,458	2.97%	—		—
Mortgage-backed securities	10	6.50%	11,220	4.64%	3,799	4.20%	—
Municipal bonds	—		129	4.50%	—		168	2.85%
Corporate Bonds	2,095	5.57%	192	6.88%

	$5,414	5.42%	$28,061	3.76%	$3,799	4.20%	$168	2.85%

Mortgage-Backed Securities. The Company’s mortgage-backed securities portfolio consists of securities issued under government-sponsored agency programs, including those of Fannie Mae and Freddie Mac. These certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, predominately single-family and, to a lesser extent, multi-family residential mortgages issued by these government-sponsored entities. Fannie Mae and Freddie Mac generally provide the certificate holder a guarantee of timely payments of interest, whether or not collected.

Mortgage-backed securities generally increase the quality of the Company’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and maybe used to collateralize borrowings or other obligations of the Company. At December 31, 2004, there were no mortgage-backed securities pledged to secure obligations of the Company.

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities. The prepayment risk associated with mortgage-backed securities is monitored periodically, and prepayment rate assumptions adjusted as appropriate to update the Company’s mortgage-backed securities accounting and asset/liability reports. Classification of the Company’s mortgage-backed securities portfolio as available for sale is designed to minimize that risk.

Lending Activities

The two main areas in which Mt. Rainier Bank has directed its lend able funds are real estate and commercial loans. At December 31, 2004, these categories accounted for approximately 73% and 22%, respectively, of Mt. Rainier Bank’s total loan portfolio. Mt. Rainier Bank’s major source of income is interest and fees charged on loans.

In general, Mt. Rainier Bank is permitted by law to make loans to single borrowers in aggregate amounts of up to fifteen percent (15%) of Mt. Rainier Bank’s unimpaired capital and unimpaired surplus. Mt. Rainier Bank, on occasion, sells participations in loans when necessary to stay within lending limits or to otherwise limit Mt. Rainier Bank’s exposure. Mt. Rainier Bank’s goal is to reduce the risk of undue concentrations of loans to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2004, no such concentration exceeded 10% of Mt. Rainier Bank’s loan portfolio. Mt. Rainier Bank has no loans to customers in foreign countries. Its policy generally is to lend within Washington State, however Mt. Rainier Bank does have some loans to out-of-state borrowers.

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

Lending activities are conducted pursuant to a written Loan Policy, which has been adopted by the Board of Directors of Mt. Rainier Bank. Each loan officer has a defined lending authority. Regardless of lending authority, aggregate loans over $700,000 are approved by Mt. Rainier Bank’s Loan Committee, made up of the President and Credit Administrator of Mt. Rainier Bank and three directors and aggregate loans over $350,000 are reviewed by that committee.

The bank’s secondary mortgage activity consists of originating residential loans wherein the closing of each loan is preceded by its negotiated sale. Primarily, these loans are funded by the bank and promptly sold. The bank also makes residential construction loans wherein a “take-out” is negotiated on the secondary market. Bank guidelines for loan-to-value ratios are closely adhered to.

The following table sets forth the composition of the Company’s gross loan portfolio, including loans held for sale, by loan type, as of December 31 for the years indicated.

	2004		2003		2002		2001		2000
	Amounts	Percent	Amounts	Percent	Amounts	Percent	Amounts	Percent	Amounts	Percent
	In thousands
Commercial and Agricultural	$26,918	22.36%	$21,526	21.80%	$20,510	24.93%	$18,483	26.83%	$15,869	24.18%
Real Estate:
Residential 1-4 family	9,304	7.73%	12,243	12.40%	13,516	16.43%	13,790	20.02%	16,395	24.98%
Commercial	67,077	55.71%	48,266	48.88%	36,875	44.83%	25,793	37.44%	22,254	33.90%
Construction and land development	11,696	9.71%	10,833	10.97%	5,602	6.81%	5,506	7.99%	5,829	8.88%
Consumer	5,408	4.49%	5,876	5.95%	5,758	7.00%	5,315	7.72%	5,295	8.07%

Total loans	$120,403	100.00%	$98,744	100.00%	$82,261	100.00%	$68,887	100.00%	$65,642	100.00%

The following table summarizes the scheduled contractual gross loan maturities for the Company’s total loan portfolio due for the periods indicated as of December 31, 2004. Adjustable rate loans are shown in the period in which loan principal payments are contractually due.

	Total	Less than one year		One to five years		Over 5 years
		Fixed	Variable	Fixed	Variable	Fixed	Variable
Commercial and Agricultural	$26,918	$2,152	$14,108	$9,005	$180	$1,473	$—
Real Estate:
Residential 1-4 family	9,304	176	2,393	2,346	252	4,137	—
Commercial	67,077	1,334	16,433	9,991	33,179	5,665	475
Construction and land development	11,696	3,272	7,195	—	1,229	—	—
Consumer	5,408	765	911	3,107	4	509	112

Total loans	$120,403	$7,699	$41,040	$24,449	$34,844	$11,784	$587

One- to Four-Family Residential Mortgage Lending. One- to four-family residential mortgage loan originations are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. At December 31, 2004, the Company’s one- to four-family residential mortgage loan portfolio totaled $9.3 million, or 7.73% of the Company’s total gross loan portfolio.

The Company offers fixed-rate equity loans and adjustable rate home equity lines of credit. The Company’s one- to four-family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas.

The Company originates one- to four-family residential mortgage loans with terms up to a maximum of 5-years, with the exception of the home equity program, which has a maximum maturity of 15-years, and with loan-to-value ratios up to 80% of the appraised value of the security property. Residential loans generally do not include prepayment penalties.

In underwriting one- to four-family residential real estate loans, the Company evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan. Independent fee appraisers approved by the Board of Directors appraise most properties securing real estate loans made by the Company. The Company generally requires borrowers to obtain title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan.

Commercial and Multi-Family Real Estate Lending. The Company engages in commercial and multi-family real estate lending in its primary market area and surrounding areas. At December 31, 2004, the Company’s commercial and multi-family real estate loan portfolio totaled $67.1 million, or 55.7% of the Company’s total gross loan portfolio. The loans are generally secured by properties located in the Company’s primary market area and surrounding areas.

Primarily apartment buildings, warehouse buildings, assisted living/retirement facilities; and office buildings secure the Company’s commercial and multi-family real estate loan portfolio. Commercial and multi-family real estate loans generally have terms that do not exceed 25 years, with 5 year call dates, have loan-to-value ratios of up to 80% of the appraised value of the security property, and are typically secured by personal guarantees of the borrowers. The Company has a variety of rate adjustment features and other terms in its commercial and multi-family real estate loan portfolio. Commercial and multi-family real estate loans provide for a margin over a number of different indices. In underwriting these loans, the Company currently analyzes the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. Independent appraisers perform appraisals on properties securing commercial real estate loans originated by the Company.

Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired.

Construction, Land, and Land Development Lending. The Company makes construction, land and land development loans to individuals for the construction of their residences as well as to builders for the construction of one- to four-family residences and commercial and multi-family real estate. At December 31, 2004, the Company’s construction, land and land development loan portfolio totaled $11.7 million, or 9.7% of the Company’s total gross loan portfolio. Of the $11.7 million, approximately $2.9 million consists of land loans that may or may not be in development stages.

Construction loans to individuals for one to four family residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs up to twelve months. These construction loans have rates and terms, which generally match the one- to four-family loan rates then offered by the Company, except that during the construction phase the borrower pays interest only. Generally, the maximum loan-to-value ratio of owner occupied single-family construction loans is 80% of the appraised value. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

Generally, construction loans to builders of one- to four-family residences require the payment of interest only for up to 12 months and have terms of up to 12 months. These loans may provide for the payment of interest and loan fees from loan proceeds and carry adjustable rates of interest. Loan fees charged in connection with the origination of such loans are generally 1%.

Construction loans on commercial and multi-family real estate projects may be secured by apartments, agricultural facilities, small office buildings, medical facilities, assisted living facilities, or other property, and are generally structured to be converted to permanent loans at the end of the construction phase, which generally runs up to 18 months. During the construction phase the borrower pays interest only. These loans generally provide for the payment of interest and loan fees from loan proceeds. All of these loans were performing in accordance with their terms at December 31, 2004.

Construction loans are obtained principally through continued business from builders who have previously borrowed from the Company and from existing customers who are building new facilities. The application process includes a submission to the Company of accurate plans, specifications, costs of the project to be constructed and projected revenues from the project. These items are also used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of the appraised value of the property or the cost of construction (land plus building).

Construction loans to borrowers other than owner-occupants involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. Also, the funding of loan fees and interest during the construction phase makes the monitoring of the progress of the project particularly important, as customary early warning signals of project difficulties may not be present.

Commercial and Agricultural Lending. The Company also originates commercial business loans and agricultural loans. Most of the Company’s commercial business loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies. The Company also originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, other farm related products and farm production loans. At December 31, 2004, $26.9 million, or 22.4% of the Company’s total gross loan portfolio was comprised of commercial business and agricultural loans.

The maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment. Generally, the maximum term on non-mortgage lines of credit is one year. The loan-to-value ratio on such loans and lines of credit generally may not exceed 80% of the value of the collateral securing the loan. The Company’s commercial business lending policy includes credit file documentation and analysis of the borrower’s character, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of the Company’s current credit analysis. Nonetheless, such loans are believed to carry higher credit risk than more traditional investments.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). Business assets and personal guarantees usually, but not always, secure the Company’s commercial business loans. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At December 31, 2004, none of the Company’s commercial business loan portfolio was non-performing.

Consumer Lending. The Company offers a variety of secured consumer loans, including home equity, home improvement, automobile, boat and loans secured by savings deposits. In addition, the Company offers other secured and unsecured consumer loans. The Company currently originates substantially all of its consumer loans in its primary market area and surrounding areas. At December 31, 2004, the Company’s consumer loan portfolio totaled $5.4 million, or 4.5% of its total gross loan portfolio.

The largest component of the Company’s consumer loan portfolio consists of home equity loans and lines of credit. Substantially all of the Company’s home equity loans and lines of credit are secured by second mortgages on principal residences. The Company will lend amounts, which, together with all prior liens, may be up to 80% of the appraised value of the property securing the loan. Home equity loans and lines of credit generally have maximum terms of fifteen years.

The Company primarily originates automobile loans on a direct basis. Direct loans are loans made when the Company extends credit directly to the borrower, as opposed to indirect loans, which are made when the Company purchases loan contracts, often at a discount, from automobile dealers, which have extended credit to their customers. The Company’s automobile loans typically are originated at fixed interest rates with terms up to 60 months for new and used vehicles. Loans secured by automobiles are generally originated for up to 80% of the N.A.D.A. book value of the automobile securing the loan.

Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The underwriting standards employed by the Company for consumer loans include an application, a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans, which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount, which can be recovered on such loans.

RISK ELEMENTS – NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table sets forth information regarding non-performing loans of Mt. Rainier Bank on the dates indicated. Accrual of interest is discontinued when there is reasonable doubt as to the full, timely collection of interest or principal. When a loan becomes contractually past due 90 days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on non-accrual status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest. At December 31, 2004, the Mt. Rainier Bank had no loans on non-accrual status.

At December 31, 2004, the company had $923 of loans that were classified as substandard for one or more reasons. None of these loans were past due over 30 days at December 31, 2004. If these loans were deemed non-performing, the Company’s ratio of non-performing assets and restructured loans as a percent of total assets would have been .52% at December 31, 2004.

	2004	2003	2002	2001	2000
Restructured loans	$—	$—	$—	$—	$—

Nonaccrual loans:
Commercial	$—	$88	$88	$—	$17
Consumer	$—	$16	$—	$—	$—
Total nonaccrual loans	$—	$104	$88	$—	$17

Total foreclosed real estate loans	$—	$140	$151	$—	$—

Accruing loans 90 days or more past due	$8	$—	$—	$—	$—

Total nonperforming assets and restructured loans	$8	$244	$239	$—	$17

Total nonperforming assets and restructured loans as a percent of total assets	0.00%	0.16%	0.17%	0.00%	0.02%

The following table sets forth the Company’s loan delinquencies by type, before the allowance for credit losses, by amount and by percentage of type at December 31, 2004

	Loans Delinquent For:
	30-59 days		60-89 days		90 days and over
	Amount	Percent of Category	Amount	Percent	Amount	Percent
Commercial and agriculture	$20	0.07%	$—		$—
Real Estate:
Residential 1-4 family	$—		$—		$—
Commercial	$—		$—		$—
Construction and land development	$78	0.67%	$—		$—
Consumer	$10	0.18%	$24	0.44%	$8	0.15%

Total	$108	0.09%	$24	0.02%	$8	0.01%

(3) Total foreclosed real estate includes real estate held for sale acquired in settlement of loans.

Interest income on loans is recognized based on principal amounts outstanding, at applicable interest rates. Accrual of interest on impaired loans is discontinued when reasonable doubt exists as to the full, and timely collection of interest or principal or when payment of principal or interest is contractually past due 90 days, unless the loan is well secured and in the process of collection. When a loan is placed on non-accrual status, all interest previously accrued, but not collected, is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and when the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought current with respect to principal and interest and when, in the opinion of management, the loans are estimated to be fully collectible as to both principal and interest.

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

Applicable regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectable and of such little value that continuance as an asset of the institution is not warranted. When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances, which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets. When an the bank classifies problem assets as loss, it charges off the balance of the asset against the allowance for credit losses. Assets, which do not currently expose the bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses, are required to be designated as special mention. The Bank’s determination as to the classification of its assets is subject to review by the OCC during periodic examinations.

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

Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Management periodically updates valuations and if the value declines, a specific provision for losses on such property is established by a charge to operations. Mt. Rainier Bank had no foreclosed real estate at December 31, 2004.

The allowance for credit losses is estimated by management based on historical loss experience and known changes within the loan portfolio at the measurement date. The provision that is charged to income is the amount needed to maintain an adequate allowance for credit losses. The allowance for credit losses at December 31, 2004 was $1,376,000 or 1.14% of loans outstanding. The allowance for credit losses at year-end 2003 was $1,101,000 or 1.12% of loans outstanding. The following table presents data related to Mt. Rainier Bank’s allowance for credit losses as of December 31 for the years indicated.

The following table analyzes the Company’s allowance for loan losses at December 31 for the years indicated

	2004	2003	2002	2001	2000
	(dollars in thousands)
Allowance for loan losses
(beginning of period)	$1,101	$852	$753	$700	$607

Loans charged off:
Commercial and agricultural	9	101	10	13	—
Real estate construction	—	—	—	—
Real estate mortgage	—	—	221	—	—
Consumer	10	41	47	25	—

Total	19	142	278	38	—

Recoveries of loans previously charged off:
Commercial and agricultural	16	3	10	0	0
Real estate construction	0	0	0	0	0
Real estate mortgage	0	0	0	0	0
Consumer	2	3	7	6	0

Total	18	6	17	6	0

Net loans charged off	1	136	261	32	—

Provision for possible loan losses	276	385	360	85	93

Allowance for possible loan losses	—	—	—	—	—

(end of period)	$1,376	$1,101	$852	$753	$700

Loans outstanding:
Average	$109,439	$91,351	$74,940	$67,875	$61,675
End of period	120,403	98,744	82,261	68,887	65,642
Ratio of allowance for loan loss to total loans outstanding
Average	1.26%	1.21%	1.14%	1.11%	1.13%
End of period	1.14%	1.12%	1.04%	1.09%	1.07%
Ratio of net charge-offs to average loans outstanding	0.00%	0.15%	0.35%	0.05%	0.00%

Allocation of Loan Loss By Loan Classification

	12/31/2004		12/31/2003		12/31/2002		12/31/2001		12/31/2000
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial and agricultural	$370	22.36%	$294	21.80%	$246	24.93%	$231	26.83%	$200	24.18%
Real estate construction	80	7.73%	74	12.40%	30	16.43%	33	20.02%	23	24.98%
Real estate mortgage	816	55.71%	622	48.88%	459	44.83%	348	37.44%	321	33.90%
Consumer loans to individuals	110	9.71%	111	10.97%	117	6.81%	139	7.99%	156	8.88%
Unallocated	—	4.49%	—	5.95%	0	7.00%	1	7.72%	—	8.07%

Total loans	$1,376	100.00%	$1,101	100.00%	$852	100.00%	$753	100.00%	$700	100.00%

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

During 2004, the loan loss allocations by category were adjusted to reflect the overall changes as they affect percentages in each pool of loans categorized by the banks Loan Loss Reserve Analysis. By this method, consumer loans, as a percentage of overall loans decreased from 10.10% to 8.00% as of December 31, 2004. During this same period, commercial and agriculture loans increased from 26.70% to 26.90% and Real Estate secured loans increased from 63.20% to 65.10% of the bank portfolio. The fundamental process for calculating the banks loan loss allocation requirements remained unchanged during this accounting period.

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem assets. At each scheduled Bank Board of Directors meeting, a watch list is presented, showing significant loan relationships listed as Special Mention, Substandard, and Doubtful. Set forth below is a discussion of each of these classifications.

Special Mention: A special mention extension of credit is defined as having potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the credit or the institution’s credit position. Special mention credits are not considered as part of the classified extensions of credit category and do not expose an institution to sufficient risk to warrant classification. They are currently protected but are potentially weak. They constitute an undue and unwarranted credit risk.

Loans in this category have some identifiable problem, most notably slowness in payments, but, in management’s opinion, offer no immediate risk of loss. An extension of credit that is not delinquent also may be identified as special mention. These loans are classified due to Bank management’s actions or the servicing of the loan. The lending officer may be unable to properly supervise the credit because of an inadequate loan or credit agreement. There may be questions regarding the condition of and/or control over collateral. Economic or market conditions may unfavorably affect the obligor in the future. A declining trend in the obligor’s operations or an imbalanced position in the balance sheet may exist, although it is not to the point that repayment is jeopardized. Another example of a special mention credit is one that has other deviations from prudent lending practices.

If the Bank may have to consider relying on a secondary or alternative source of repayment, then collection may not yet be in jeopardy, but the loan may be considered special mention. Other trends that indicate that the loan may deteriorate further include such “red flags” as continuous overdrafts, negative trends on a financial statement, such as a deficit net worth, a delay in the receipt of financial statements, accounts receivable ageings, etc. These loans on a regular basis can be 30 days or more past due. Judgments, tax liens, delinquent real estate taxes, cancellation of insurance policies and exceptions to Bank policies are other “red flags”.

Substandard: A substandard extension of credit is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Extensions of credit so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. In other words, there is more than normal risk of loss. Loss potential, while existing in the aggregate amount of substandard credits, does not have to exist in individual extensions of credit classified substandard.

The likelihood that a substandard loan will be paid from the primary source of repayment is uncertain. Financial deterioration is underway and very close attention is warranted to insure that the loan is collected without a loss. The Bank may be relying on a secondary source of repayment, such as liquidating collateral, or collecting on guarantees. The borrower cannot keep up with either the interest or principal payments. If the Bank is forced into a subordinated or unsecured position due to flaws in documentation, the loan may be substandard. If the loan must be restructured, or interest rate concessions made, it should be classified as such. If the bank is contemplating foreclosure or legal action, the credit is likely substandard.

Doubtful: An extension of credit classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors that may work to the advantage of and strengthen the credit, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include a proposed merger or acquisition, liquidation proceedings, capital injection, perfecting liens on additional collateral, or refinancing plans.

If the primary source of repayment is gone, and there is doubt as to the quality of the secondary source, then the loan will be considered doubtful. If a court suit is pending, and is the only means of collection, a loan is generally doubtful. As stated above, the loss amount in this category is often undeterminable, and the loan is classified doubtful until said loss can be determined.

Potential problem loans are loans included on the watch list presented to the Board of Directors but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. At December 31, 2004, 2003, 2002, 2001 and 2000, special mention, substandard, and doubtful classifications were as follows:

	2004	2003	2002	2001	2000
Special mention	$2,000	$978	$763	$269	$220
Substandard	923	759	532	1,699	1,646
Doubtful	—	—	—	—	—

Total Classified	$2,923	$1,737	$1,295	$1,968	$1,866

Total classifications include those loans that have been adversely classified by bank regulators and the Company’s internal loan review department. These amounts include nonaccrual and impaired loans. The Company continues to monitor its loan portfolio for adverse changes in specific types of loans and overall.

The Company’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Banks’ primary regulators in the course of its regulatory examinations, which can order the establishment of additional general or specific loss allowances. There can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to materially increase its allowance for loan losses. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

DEPOSITS

Mt. Rainier Bank’s primary sources of funds are deposits, borrowings, amortization and repayment of loan principal, interest earned on or maturation of investment securities and short-term investments, and funds provided from operations.

The following table sets forth the average amount of and average rates paid on Mt. Rainier Bank’s deposit accounts for December 31 of the years indicated.

	2004		2003		2002
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Non-interest bearing demand deposits	$26,200	0%	$20,890	0%	$17,901	0%
Interest-bearing demand deposits	53,980	1.1%	48,613	1.1%	38,448	1.6%
Savings deposits	16,724	0.7%	14,529	0.8%	12,600	1.0%
Time deposits under $100,000	32,159	2.2%	30,918	2.5%	30,503	3.8%
Time deposits over $100,000	20,848	2.6%	16,460	2.9%	16,540	4.1%

Total	$149,911	1.6%	$131,410	1.7%	$115,992	2.6%

At December 31, 2004, the scheduled maturities of certificates of deposits were:

	$100,000 or more	Less than $100,000
Three months or less	$3,726	$6,729
Three months through six months	4,747	6,295
Six months though twelve months	5,998	9,562
Over twelve months	9,015	8,244

Total	$23,486	$30,830

Deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company’s deposits consist of regular savings accounts, money market savings accounts, NOW and regular checking accounts, and certificate accounts currently ranging in terms from seven days to 60 months. The Company only solicits deposits from its primary market area and does not currently use brokers to obtain deposits. The Company relies primarily on competitive pricing policies, advertising and high-quality customer service to attract and retain these deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition.

The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company endeavors to manage the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, the Company believes that its regular savings, money market savings accounts, NOW and regular checking accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain certificates of deposit and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

Borrowings. Although deposits are the Company’s primary source of funds, the Company’s policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread, or when the Company desires additional capacity to fund loan demand.

RETURN ON EQUITY AND ASSETS

The following table sets forth certain ratios related to the Company for the periods indicated.

	Year ended December 31
	2004	2003	2002
		(As Restated)	(As Restated)
Return on assets (1)	0.84%	0.82%	0.78%
Return on equity (2)	8.09%	7.67%	7.14%
Dividend payout ratio (3)	14.49%	0.00%	0.00%
Average equity to average assets	10.63%	10.89%	10.96%

(1)	Net income divided by average total assets

(2)	Net income divided by average equity
(3)	Dividends declared per share divided by net income per share

At December 31, 2004, 2003 and 2002 and for the years then ended, neither Mt. Rainier Bank nor Mountain Bank Holding had any short-term borrowings.

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

Significant Changes in Banking Laws and Regulations

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Act”) addresses corporate and accounting fraud. The Act establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (I) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

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

As a publicly reporting company, we are subject to the requirements of the Act and related rules and regulations issued by the SEC. At the present time, we anticipate that we will incur additional expense as a result of the Act, including ongoing compliance with Section 404, but we do not expect that such compliance will have a material impact on our business.

USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) is intended to combat terrorism. Among other things, the USA Patriot Act (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The USA Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the USA Patriot Act. While we believe the USA Patriot Act may, to some degree, affect our record keeping and reporting expenses, we do not believe that it will have a material adverse effect on our business and operations.

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

ITEM 2. DESCRIPTION OF PROPERTY

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

On March 15, 2004, Mt. Rainier Bank opened a loan production office in Federal Way, Washington. The office is a leased facility with approximately 1,000 square feet. The Company is looking for property in the area to open a full service facility.

On August 31, 2004, Mt. Rainier Bank purchased property in Auburn, Washington with the intent to relocate the existing Auburn facility. The property is approximately 53,650 square feet with a 6,961 square foot building. The Company is in the process of obtaining permits and bids for remodeling the existing building.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2004, no matters were submitted to the security holders through the solicitation of proxies or otherwise.

PART II

(Items 5-9)

ITEM 5. MARKET FOR REGISTERANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Period	# of Shares Traded	Price Range
2004
1st Quarter	18,814	$14.25 to $15.00
2nd Quarter	22,317	$15.00
3rd Quarter	9,082	$15.00 to $15.50
4th Quarter	4,171	$15.50 to $16.50

2003
1st Quarter	13,533	$13.50 to $14.00
2nd Quarter	2,895	$14.00
3rd Quarter	20,264	$14.00 to $14.50
4th Quarter	12,724	$14.25 to $15.00

2002
1st Quarter	4,949	$11.00 to $12.00
2nd Quarter	9,730	$12.00 to $13.50
3rd Quarter	7,563	$13.50
4th Quarter	8,551	$13.50 to $14.00

The price information was obtained from Mt. Rainier Bank acting as transfer agent for Mountain Bank Holding.

On April 10, 2002, Mountain Bank Holding offered for sale 60,000 shares of no par value common stock at a subscription price of $12.50 per share. The offering was successfully completed on April 23, 2002.

On April 1, 2004, Mountain Bank Holding offered for sale 60,000 shares of no par value common stock at a subscription price of $15.00 per share. The offering was successfully completed on April 8, 2004.

As of December 31, 2004, there were 2,260,968 shares of Mountain Bank Holding Company common stock issued and outstanding.

At December 31, 2004, stock options for 190,375 shares of Mountain Bank Holding Company common stock were outstanding. See Note 11 of the audited financial statements for additional information.

Number of Equity Holders

As of January 31, 2004, there were 1,142 holders of record of Mountain Bank Holding’s common stock.

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

On February 20, 2004, the Company paid a cash dividend in the amount of $.10 per share to shareholders of record as of February 20, 2004.

On January 18, 2005, the Board of Directors approved a cash dividend in the amount of $.15 per share to be paid to shareholders of record as of March 15, 2005.

EQUITY COMPENSATION PLAN INFORMATION

	Year Ended December 31, 2004
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding shares reflected in Column (a)) (c) (1)
Equity compensation plans approved by security holders	191,075	$8.60	46,643
Equity compensation plans not approved by security holders	-0-	$0	-0-

Total	191,075	$8.60	46,643

1)	Includes 22,218 shares available for issuance under the company’s employee stock purchase plan as of December 31, 2004.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31
	2004	2003	2002	2001	2000
		(As Restated)	(As Restated)
Income Statement Data
Interest income	$9,404	$8,457	$8,169	$8,261	$7,569
Interest expense	$1,932	$1,921	$2,563	$3,528	$2,937
Net interest income	$7,472	$6,536	$5,606	$4,733	$4,632
Provision for credit losses	$276	$385	$360	$85	$93
Net interest income after provision	$7,196	$6,151	$5,246	$4,648	$4,539
Non-interest income	$1,245	$1,615	$1,351	$1,147	$870
Non-interest expense	$6,398	$6,000	$5,156	$4,377	$4,032
Income before income taxes	$2,043	$1,766	$1,441	$1,418	$1,377
Income taxes	$625	$544	$426	$478	$464
Net income	$1,418	$1,222	$1,015	$940	$913

Per Share Data
Net income - basic	$0.64	$0.57	$0.48	$0.46	$0.47
Net income - diluted	$0.62	$0.55	$0.46	$0.44	$0.45
Cash dividends declared	$0.10	$0.00	$0.00	$0.00	$0.00
Book value per share	$8.21	$7.63	$7.18	$6.43	$6.25

Balance Sheet Data
Assets	$177,645	$156,425	$143,174	$125,881	$102,141
Loans, net	$119,027	$97,643	$81,409	$68,134	$64,942
Securities	$37,502	$32,290	$29,562	$31,612	$20,446
Deposits	$157,600	$138,775	$127,011	$112,111	$89,577
Shareholders’ equity	$18,568	$16,604	$15,404	$13,303	$12,150
Shares outstanding	2,260,968	2,176,677	2,146,813	2,067,401	1,945,136

Performance Ratios
Return on average assets	0.84%	0.82%	0.78%	0.83%	0.96%
Return on average equity	8.09%	7.67%	7.14%	7.40%	8.63%
Equity to assets	10.45%	10.61%	10.76%	10.57%	11.90%
Net interest margin	4.70%	4.70%	4.60%	4.50%	5.30%
Efficiency ratio	73.48%	73.54%	74.32%	74.73%	73.16%
Allowance for credit losses to loans	1.14%	1.12%	1.04%	1.09%	1.07%

Asset Quality Ratios
Net charge-offs to average loans outstanding	0.00%	0.15%	0.35%	0.05%	0.00%
Non-performing loans to period-end loans	0.00%	0.11%	0.11%	0.00%	0.03%
Non-performing assets to total assets	0.00%	0.16%	0.17%	0.00%	0.02%

Capital and Liquidity Ratios
Risk-based:
Tier 1 capital	13.70%	14.08%	12.97%	13.39%	17.53%
Total capital	14.71%	15.02%	13.70%	14.15%	18.54%
Average loans to average deposits	73.01%	69.52%	64.61%	68.21%	74.15%
Average shares outstanding:
Basic	2,229,061	2,155,914	2,111,819	2,061,662	1,955,518
Dilution	2,298,897	2,240,437	2,195,058	2,137,480	2,017,981

	2004 % of Change		2003 % of Change		2002
Total Assets	$177,645	13.57%	$156,425	9.20%	$143,244

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Mountain Bank Holding Company (“Mountain Bank Holding”) is a Washington corporation formed in 1993 primarily to hold all of the Common Stock of Mt. Rainier National Bank (“Mt. Rainier Bank”), a National Banking Association organized under the laws of the United States.

The Company focuses on establishing and maintaining long-term relationships with customers, and is committed to serving the financial service needs of the communities in its market area. The Company’s primary market area includes Pierce and South King counties. The Company attracts retail deposits from the general public and uses those deposits, together with other borrowed funds, to originate and purchase residential and commercial mortgage loans, to make consumer loans, and to provide financing for agricultural and other commercial business purposes.

The Company’s basic mission is to maintain and enhance core earnings while serving its primary market area. As such, the Board of Directors has adopted a business strategy designed to (i) maintain the Company’s tangible capital in excess of regulatory requirements, (ii) maintain the quality of the Company’s assets, (iii) control operating expenses, (iv) maintain and, as possible, increase the Company’s interest rate spread, and (v) manage the Company’s exposure to changes in interest rates.

Corporate Developments in Fiscal 2004

On February 20, 2004, the Company paid its first cash dividend in the amount of $.10 per share to shareholders of record as of February 20, 2004. The total amount of the dividend was $219,000.

On March 15, 2004, Mt. Rainier Bank opened a loan production office in Federal Way, Washington. The office is a leased facility with approximately 1,000 square feet. The Bank is looking for property in the area to build a full service facility.

On April 1, 2004, Mountain Bank Holding offered for sale 60,000 shares of no par value common stock at a subscription price of $15.00 per share. The offering was successfully completed on April 8, 2004. Net proceeds from the offering totaled $846,000. This was the seventh offering since the formation of the company in 1993.

On August 31, 2004, Mt. Rainier Bank purchased property in Auburn, Washington with the intent to relocate the existing Auburn facility. The property is approximately 53,650 square feet with an existing 6,961 square foot building. The Bank is in the process of obtaining permits and bids for remodeling the building.

The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and changes therein and results of operations for Mountain Bank Holding and Mt. Rainier Bank for the years ended December 31, 2004, 2003 and 2002.

This discussion and analysis is intended to complement the audited consolidated financial statements and footnotes and the supplemental financial data and charts appearing elsewhere in this report, and should be read in conjunction with them. This discussion and analysis will focus on the following major areas: Financial Condition, Operating Results, Capital Requirements, Liquidity Resources, Asset Liability Management and Asset Quality.

Forward Looking Statement Disclosure

In addition to historical information, this report contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). This statement is included for the express purpose of availing the Company of the protections of the safe harbor provisions of the PSLRA. The forward-looking statements contained in this report are subject to factors, risks, and uncertainties that may cause actual results to differ materially from those projected. Important factors that might cause such a material difference include, but are not limited to, those discussed in this section of the report. In addition, the following items are among the factors that could cause actual results to differ materially from the forward looking statements in this report: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; new legislation; vendor quality and efficiency; employee retention factors; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional, and national financial institutions; fluctuating interest rate environments; and similar matters. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the statement. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission.

Critical Accounting Policy

The Company maintains a reserve to absorb probable loan losses inherent in the portfolio. The reserve is maintained at a level the Company considers to be adequate and is based on ongoing quarterly assessments and evaluations of the collectibility and historical loss experience of loans. Credit losses are charged and recoveries are credited to the reserve. Provisions for credit losses are based on the Company’s review of the historical credit loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses. In determining the appropriate level of reserves, the Company estimates losses using a range derived from “low” and “high” estimates. The Company’s methodology for assessing the appropriate reserve level consists of several key elements. The Company’s strategy for credit risk management includes a combination of conservative exposure limits significantly below legal lending limits and conservative underwriting, documentation and collections standards. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management reviews of large credit exposures and loans experiencing deterioration of credit quality.

Loans subject to individual evaluation generally consist of commercial, commercial real estate and agricultural loans mainly because of their size and complexity. These loans are analyzed and assigned to risk categories according to the Company’s internal risk rating system. Loans with a greater risk of loss are identified and placed on the “watch list” for regular management review. Those loans judged to reflect the highest risk profiles are evaluated individually for the impairment of repayment potential and collateral adequacy, and in conjunction with current economic conditions and loss experience, allowances are estimated. The review of individual loans includes those loans that are impaired as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Any reserves for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the underlying collateral.

Other loans identified on the Company’s “watch list” but not judged to be individually impaired from a repayment or collateral adequacy perspective are aggregated and reserves are recorded using models that track historical loan losses by loan type. In the case of other more homogeneous loan portfolios, including auto loans, residential mortgages, home equity loans and credit card loans, the determination of the allocated reserve is computed on a pooled basis. For these loan pools, historical loss ratios by loan type, current loss and past due experience, and management’s judgment of recent and forecasted economic effects on portfolio performance are factors utilized to determine the appropriate reserve amounts. Also, examination results from bank regulatory agencies and the Company’s internal credit examinations are considered

An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. Reserves on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

The Company’s primary market areas for lending are south King County and east Pierce County. When evaluating the adequacy of reserves, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Company’s customers.

The Company has not substantively changed any aspect to its overall approach in the determination of the reserve for loan and lease losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period reserve for loan losses.

Restatement of Prior Financial Statements

In the course of its audit of our 2004 financial statements, McGladrey & Pullen, LLP, our independent auditors, advised us that costs associated with our executive retirement plans, which we adopted in January 2002, were not being accrued in accordance with applicable accounting principles. We have historically accrued these costs, based on data provided by an outside service provider, to the retirement ages of the plan participants. McGladrey & Pullen, LLP advised us that because provisions in the plans allow for early retirement at the election of the participant at a reduced benefit, the deferred compensation liability should be accrued to the early retirement date. On March 3, 2004, our Audit Committee and Board of Directors, after consultation with McGladrey & Pullen, LLP, determined that the Company’s previously issued financial statements should be restated to reflect accrual of plan costs on the more accelerated basis. The total costs to the Company related to the retirement plans, which are funded by life insurance, will not materially change. However, the effect of accelerating the accrual of such costs is to reduce previously reported net income in 2002, 2003 and the first nine months of 2004.

The following tables set forth the net effect of the restatements and reclassifications on specific amounts presented in the Company’s Consolidated Statements of Income and Consolidated Balance Sheets:

	December 31, 2003			December 31, 2002
	Restated	Adjustment	Previously Reported	Restated	Adjustment	Previously Reported
	(In thousands, except per share amounts)
Net effect on specific amounts presented in the Consolidated Statements of Income:
Salaries and employee benefits	$3,628	$233	$3,395	$3,076	$207	$2,869
Total non-interest expense	6,000	233	5,767	5,156	207	4,949
Income before income taxes	1,766	(233)	1,999	1,441	(207)	1,648
Income taxes	544	(79)	623	426	(70)	496
Net income	1,222	(154)	1,376	1,015	(137)	1,152
Basic income per share	$.57	$(.07)	$.64	$.48	$(.07)	$.55
Diluted income per share	$.55	$(.06)	$.61	$.46	$(.06)	$52

	December 31, 2003			December 31, 2002
	Restated	Adjustment	Previously Reported	Restated	Adjustment	Previously Reported
	(In thousands)
Net effect on specific amounts presented in the Consolidated Balance Sheets:
Other assets	$498	$149	$349	$476	$70	$406
Total assets	156,425	149	156,276	143,244	70	143,174
Other liabilities	853	440	413	588	207	381
Total liabilities	139,821	440	139,381	127,840	207	127,633
Retained earnings	5,711	(291)	6,002	4,489	(137)	4,626
Total stockholders’ equity	16,604	(291)	16,895	15,404	(137)	15,541
Total liabilities and stockholders’ equity	$156,425	149	$156,276	$143,244	70	$143,174

The following table summarizes the effect of the restatements and reclassifications on specific accounts included in the Consolidated Statements of Income for the periods presented:

	Year Ended December 31,
	2003	2002
Income before taxes, as previously reported	$1,999	$1,648
Correction of understated deferred compensation	(233)	(207)
Restated income before taxes	1,766	1,441
Income taxes, as previously reported	623	496
Tax effect of correction of understated deferred compensation	(79)	(70)
Restated income taxes	544	426
Net income, as restated	$1,222	$1,015

The restatement has an immaterial effect on the Company’s statements of cash flows.

Comparison of Financial Condition at December 31, 2004, 2003 and 2002, As Restated

	December 31,
	2004	Amount of Change	Percent of Change	2003	Amount of Change	Percent of Change	2002
Cash and deposits in other banks	$8,549	$(7,012)	-45.06%	$15,561	$(3,847)	-19.82%	$19,408
Investments:
US Treasury	3,087	(537)	-14.82%	3,624	483	15.38%	3,141
U.S. Government and agency securities	16,742	5,114	43.98%	11,628	4,055	53.55%	7,573
Mortgage backed securities	15,029	3,216	27.22%	11,813	(517)	-4.19%	12,330
Corporate, municipal and equity securities	2,644	(2,581)	-49.40%	5,225	(1,293)	-19.84%	6,518
Loans:
Loans held for sale	529	529	0.00%	—	(2,871)	0.00%	2,871
Commercial and agriculture	26,918	5,392	25.05%	21,526	1,016	4.95%	20,510
Real estate	88,077	16,735	23.46%	71,342	15,349	27.41%	55,993
Consumer	5,408	(468)	-7.96%	5,876	118	2.05%	5,758
Provision for credit losses	(1,376)	(275)	24.98%	(1,101)	(249)	29.23%	(852)
Premises and equipment	6,194	608	10.88%	5,586	696	14.23%	4,890
Other assets	5,844	499	9.34%	5,345	241	4.72%	5,104

Total Assets	$177,645	$21,220	13.57%	$156,425	$13,181	9.20%	$143,244

Deposits:
Non-interest bearing deposits	$28,984	$5,228	22.01%	$23,756	$3,937	19.86%	$19,819
Interest bearing deposits	128,616	13,597	11.82%	115,019	7,827	7.30%	107,192

Other liabilities	1,477	431	41.20%	1,046	217	26.18%	829

Shareholders Equity	18,568	1,964	11.83%	16,604	1,200	7.79%	15,404

Total liabilities and shareholders equity	$177,645	$21,220	13.57%	$156,425	$13,181	9.20%	$143,244

Total Assets: The increase in total assets in 2004 was due primarily to an increase in net loans receivable of $21,384,000, which was funded primarily by an increase in total deposits of $18,825,000 from current and new banking customers and cash and deposits in other banks. The increase in total assets during 2003 was also due primarily to an increase in net loans receivable of $13,363,000 which was funded primarily by an increase in deposits of $11,764,000 from current and new banking customers and cash and deposits in banks.

Cash and deposits in other banks: The decrease was primarily in overnight investments, of which $5,152,000 was rolled into our investment portfolio to obtain a higher yield. A portion of the decrease was used to fund loan growth. The decrease in cash from 2002 to 2003 was primarily in overnight investments, which were also rolled into our investment portfolio to obtain a higher yield and used to fund a portion of the loan growth.

Investment Portfolio: In 2004 the corporate and municipal maturities were redeployed into US government sponsored agencies as well as mortgage backed securities. Additional securities were purchased in these two categories with excess overnight funds to produce a higher yield. Likewise, in 2003 maturities from the corporate and municipal sectors were invested in US Government sponsored agencies. Excess overnight funds were also used to purchase additional securities in this category to obtain a higher yield in 2003.

Loans Receivable and Loans Held For Sale, net of allowance for credit losses: In 2004, the increase in loans was primarily in commercial and agriculture and real estate loans. The Bank’s two new branches (Sumner and Federal Way), together, contributed $8,627,000 of the increase. Both branches were opened with seasoned, experienced loan officers. Commercial real estate loans continue to dominate portfolio growth. Motivated by excellent interest rates, borrowers are refinancing and purchasing commercial income properties. The increase in loans in 2003 was again in real estate loans, with the majority in commercial income properties and construction loans. This growth was attributed to the decline in interest rates, which spurred the demand for loan refinances.

Deposits: As illustrated in the above table, interest-bearing deposits accounted for a larger percentage of the overall deposit growth. Approximately $4,554,000 of the increase was attributed to the new Sumner branch in 2004. The Bank opened over 3,000 accounts each year, from existing and new customers, which contributed to the deposit growth.

Shareholders’ Equity: On March 3, 2004, the Company filed a S-1 Registration Statement with the Securities and Exchange Commission in connection with the offer and sale of 60,000 shares of common stock at a price of $15.00 per share. The final prospectus, which was dated April 1, 2004, was transmitted to existing shareholders and the general public. The offering, which was closed on April 8, 2004, was fully subscribed, and netted $846,000. Total shareholders’ equity increased by $1,964,000 to a total of $18,568,000 at December 31, 2004. The exercise of stock options, net income of $1,418,000 and payment of dividends affected the components of shareholders’ equity. Total shareholders’ equity increased by $1,200,000 to a total of $16,604,000 at December 31, 2003. The components of shareholders’ equity were affected by the exercise of stock options; net income of $1,222,000 and a decrease in accumulated other comprehensive income of $220,000.

Comparison of Operating Results for Years Ended December 31, 2004, 2003 and 2002, As Restated

	December 31,
	2004	Amount of Change	Percent of Change	2003	Amount of Change	Percent of Change	2002
				(As Restated)			(As Restated)
Net interest income	$7,472	$936	14.32%	$6,536	$930	16.59%	$5,606
Provision for credit losses	276	(109)	-28.31%	385	25	6.94%	360
Net interest income after provision for credit losses	7,196	1,045	16.99%	6,151	905	17.25%	5,246

Non-interest income:
Service charges	581	9	1.57%	572	20	3.62%	552
Gains on mortgage loans sold	251	(363)	-59.12%	614	274	80.59%	340
Gains on sales of securities available for sale, net	14	14	0.00%	—	(29)	0.00%	29
Income on bank owned life insurance	153		0.00%	153		0.00%	174
Other	246	(30)	-10.87%	276	20	7.81%	256
Non-interest expense:
Salaries and employee benefits	4,030	402	11.08%	3,628	552	17.95%	3,076
Occupancy and equipment expense	901	36	4.16%	865	175	25.36%	690
Other expense	1,467	(40)	-2.65%	1,507	117	8.42%	1,390

Income before taxes	2,043	277	15.69%	1,766	325	22.55%	1,441

Income taxes	625	81	14.89%	544	118	27.70%	426

Net income	$1,418	$196	16.04%	$1,222	$207	20.39%	$1,015

Net Income: Net income for 2004 was $1,418,000 or $.62 per diluted share ($.64 per basic share) compared to $1,222,000 or $.57 per diluted share ($.55 per basic share) as restated. The higher earnings for 2004 were primarily a result of increased net interest income. Net interest income was higher due to a higher percentage of our earning assets being in loans, which earns more than securities and interest bearing deposits. The increase in net interest income was offset by a decrease in gains on mortgage loans sold and an increase in non-interest expense.

Net income for 2003 was $1,222,000 or $.55 per diluted share ($.57 per basic share) as restated compared to $1,015,000 or $.46 per diluted share ($.46 per basic share) as restated. The higher earnings for 2003 were primarily a result of increased net interest income and an increase in gains on loans sold.

Net Interest Income: In 2004 average-earning assets increased to $157,462,000 from $138,280,000, which represented a 13.87% increase. However, the yield on average earning assets decreased from 6.1% to 6.0% or .1%. We are asset sensitive, which means that our assets re-price faster than our liabilities. In periods of declining interest rates, such as we have experienced in the last few years until July, 2004, when rates started to increase, our net interest margin is compressed until we can re-price our liabilities. Average interest bearing liabilities increased $13,189,000 or 11.93% with the yield on interest bearing liabilities decreasing from 1.7% to 1.6%. Mt. Rainier Bank’s net interest margin remained at 4.7% in 2004 and 2003, down from 4.6% in 2002.

Provision for Credit Losses: For the years ended December 31, 2004, 2003 and 2002, net charge-offs were $1,000, $136,000 and $261,000 respectively. The provision for credit losses is determined by management based on the factors and processes described above under “BUSINESS – Credit Risk Management and Allowance for Credit Losses.” The total allowance for credit losses increased $275,000 to $1,376,000 at December 31, 2004 from $1,101,000 at December 31, 2003. The increased level of allowance for credit losses was primarily due to the growth in the loan portfolio.

Non-Interest Income: Mountain Bank Holding’s non-interest income for 2004 decreased due primarily to a large decrease in gains on mortgage loans sold. Income from these gains decreased $363,000 to $251,000 in 2004 from $614,000 in 2003. The stabilization of interest rates has decreased the amount of mortgage refinance applications substantially. In 2003, income from these gains increased $274,000. Mortgage department production increased 81% from 2002 to 2003, due to the low rate environment in 2003.

Non-Interest Expense: In 2004, salary and employee benefit increases were primarily due to the addition of three full time equivalent staff positions, $57,000 increase in incentive bonuses, $44,000 increase in employment benefit expense and $19,000 in employment taxes paid. The executive retirement compensation expense, as restated was $373,000 in 2004 compared to $322,000 in 2003. In 2003 the salary and employee benefit increase was primarily due to the addition of four full time equivalent staff positions, $101,000 increase in commissions paid to mortgage representatives, $65,000 increase in employee benefit expense and $47,000 in employment taxes paid. The deferred compensation expense, as restated was $322,000 in 2003 compared to $285,000 in 2002. Non-interest expense as a percent of average assets decreased slightly at 3.83% in 2004 compared to 3.89% in 2003 as evidenced in the following table.

	2004		2003		2002
	Amount	% of Average Assets	Amount	% of Average Assets	Amount	% of Average Assets
			(As Restated)		(As Restated)
Salaries and employee benefits	$4,030	2.39%	$3,628	2.29%	$3,076	2.19%
Occupancy expenses	373	0.22%	330	0.22%	256	0.20%
Furniture and equipment	528	0.31%	535	0.36%	434	0.33%
Advertising	42	0.02%	46	0.03%	54	0.04%
Professional fees	35	0.02%	106	0.07%	118	0.09%
Business and occupation taxes	122	0.07%	121	0.08%	110	0.08%
Customer check expense	37	0.02%	48	0.03%	50	0.04%
Data processing expense	416	0.25%	387	0.26%	365	0.28%
Director fees	119	0.07%	130	0.09%	116	0.09%
FDIC assessment	21	0.01%	20	0.01%	19	0.01%
OCC assessment	58	0.03%	54	0.04%	50	0.04%
Office and stationary expense	90	0.05%	114	0.08%	102	0.08%
Postage	46	0.03%	47	0.03%	44	0.03%
Telephone	92	0.05%	83	0.06%	78	0.06%
Other	389	0.23%	351	0.24%	284	0.22%

Total	$6,398	3.79%	$6,000	4.04%	$5,156	3.94%

Provision for Income Taxes: The provision for income taxes increased in 2004 from 2003, primarily as a result of increased taxable income. The effective tax rate was 30.59% for 2004, compared to 30.80% in 2003 and 29.6% in 2002. Income from the Company’s life insurance policies is the primary reason the effective tax rate is lower than the statutory rate.

Capital Adequacy

Capital adequacy refers to the level of capital required to sustain asset growth over time and to absorb losses. Our objective is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. This is achieved by improving profitability through effectively allocating resources to more profitable businesses, improving asset quality, strengthening service quality, and streamlining costs. The primary measures used by management to monitor the results of these efforts are the ratios of average equity to average assets, average tangible equity to average tangible assets, and average equity to net loans.

The Federal Reserve Board has adopted capital guidelines governing the activities of bank holding companies. These guidelines require the maintenance of an amount of capital based on risk-adjusted assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk. In addition, banks and bank holding companies are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as loan commitments.

The capital guidelines classify capital into two tiers, referred to as Tier I and Tier II. Under risk-based capital requirements, total capital consists of Tier I capital which is generally common shareholders’ equity less goodwill and Tier II capital which is primarily a portion of the allowance for credit losses and certain qualifying debt instruments. In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending primarily on the regulatory assigned levels of credit risk associated with such assets. Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by the regulators. The framework for calculating risk-based capital requires banks and bank holding companies to meet the regulatory minimums of 4% Tier I and 8% total risk-based capital. In 1990 regulators added a leveraged computation to the capital requirements, comparing Tier I capital to total average assets less goodwill.

At December 31, 2004, Mt. Rainier Bank exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

The Federal Deposit Insurance Corporation Improvement Act of 1992 established five capital categories for banks and bank holding companies. The bank regulators adopted regulations defining these five capital categories in September 1992. Under these new regulations each bank is classified into one of the five categories based on its level of risk-based capital as measured by Tier I capital, total risk-based capital, and Tier I leverage ratios and its supervisory ratings.

Mountain Bank Holding’s equity capital was $18,568,000 at year-end 2004 compared to $16,604,000 at year-end 2003. The increase of $1,964,000 was attributed to the sale of 60,000 shares of common stock at a price of $15.00 per share netting proceeds of $846,000, the exercise of stock options, net income of $1,418,000, less the payment of cash dividends in the amount of $219,000. Mountain Bank Holding’s equity capital was $16,604,000 at year-end 2003 compared to $15,404,000 at year-end 2004. This increase of $1,200,000 consists of net income of $1,222,000, a decrease in unrealized gains on available for sale securities of $220,000 for 2003. The additional increase of $198,000 was attributed to the exercise of stock options. Mountain Bank Holding paid no cash dividends during 2003.

At December 31, 2004, Mountain Bank Holding’s Tier 1 Capital to Average Assets was 10.47%, Tier 1 Capital to Risk Weighted Assets was 13.70% and Total Capital to Risk Weighted Assets was 14.71%. Mountain Bank Holding would be considered “well capitalized” within applicable Federal banking regulatory guidelines at December 31, 2004. See Note 15 to Mountain Bank Holding’s Consolidated Financial Statements contained in this document for a table that shows the requirements for being considered “well capitalized” under such guidelines.

At December 31, 2003, Mountain Bank Holding’s Tier 1 Capital to Average Assets was 10.69%, Tier 1 Capital to Risk Weighted Assets was 14.08% and Total Capital to Risk Weighted Assets was 15.02%. Mountain Bank Holding would be considered “well capitalized” within applicable Federal banking regulatory guidelines at December 31, 2003. See Note 15 to Mountain Bank Holding’s Consolidated Financial Statements contained in this document for a table that shows the requirements for being considered “well capitalized” under such guidelines.

It has been the practice of Mountain Bank Holding to fund our growth and expansion through periodic stock offerings. Since its inception in 1993, we have had seven stock offerings. The most recent offering commenced in April 2004, pursuant to a prospectus dated April 1, 2004, in which we offered and sold 60,000 shares at $15.00 per share.

Liquidity Resources

Liquidity. The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Mt. Rainier Bank’s liquidity, represented by cash and cash due from banks, federal funds sold and interest-bearing deposits in other banks, is a result of its operating, investing and financing activities. In order to ensure funds are available at all times, Mt. Rainier Bank devotes resources to projecting on a monthly basis the amount of funds that will be required and maintains relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets that are generally matched to correspond to the maturity of liabilities. Mt Rainier Bank has borrowing lines at three correspondent banks in the aggregate amount of $9,700,000 and a borrowing line at Federal Home Loan Bank of Seattle in the approximate amount of $17,300,000 for a total available of $26,300,000 for short term funding.

Although Mt. Rainier Bank has no formal liquidity policy, in the opinion of management, its liquidity levels are considered adequate. Neither Mountain Bank Holding nor Mt. Rainier Bank is subject to any specific liquidity requirements imposed by regulatory orders. Mt. Rainier Bank is subject to general FDIC guidelines that do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands that are reasonably likely to result in liquidity increasing or decreasing in any material manner.

The Bank’s primary investing activity is the origination of real estate, commercial and consumer loans. During the years ended December 31, 2004, 2003 and 2002, the Bank originated $104.9 million, $81.4 million and $74.9 million in loans, respectively. At December 31, 2004 the Bank had outstanding loan commitments of $22.3 million and outstanding letters of credit of $286 thousand. The Bank anticipates that it will have sufficient funds available to meet current loan commitments.

The volume of mortgage loans sold also impacts the Bank’s liquidity. During the years ended December 31, 2004, 2003 and 2002, the Bank sold $22.9 million, $40.0 million, and $33.7 million of residential mortgage loans. The fluctuation in loan sales is due in large part to the fluctuation of mortgage interest rates.

The Bank’s liquidity has been impacted by increases in deposit levels. During the years ended December 31, 2004, 2003 and 2002 deposits increased by $18.8 million, $11.8 million and $15.0 million.

Investment securities and interest bearing deposits decreased to $44.4 million at December 31, 2004 from $46.9 million at December 31, 2003.

Impact of Inflation and Changing Prices

The consolidated financial statements and related consolidated financial data presented in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and due to inflation. The impact of inflation on operations of Mountain Bank Holding is reflected in increased operating costs. Unlike most industrial companies, virtually all of Mountain Bank Holding’s assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

Asset and Liability Management

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or re-price within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or re-pricing within a specific time period and the amount of interest-bearing liabilities maturing or re-pricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap, as we have recently experienced, would tend to adversely affect net interest income, at least in the short term.

The asset/liability committee, which consists of Mt. Rainier Bank’s Chief Executive Officer, the Senior Vice President/Cashier, the Credit Administrator and other officers, is charged with monitoring the liquidity and funds position of Mt. Rainier Bank. The Committee regularly reviews:

•	Information on current economic conditions and the outlook for interest rates;

•	The asset/liability position of Mt. Rainier Bank;

•	Mt. Rainier Bank’s current and projected liquidity position;

•	Maturity/average life of the portfolio as a whole;

•	Composition of the portfolio; and

•	The tax position of the institution

Mt. Rainier Bank uses the “ALX” asset liability management model, a proprietary system. At December 31, 2004, we had a negative cumulative re-pricing gap within one year of approximately $51,051,000, or approximately 32.42% of total average earning assets. This negative re-pricing gap indicates that our future earnings may be materially adversely impacted by a rise in market interest rates, and such impact would primarily be felt in the twelve-month period after such a rise in rates.

The following table represents interest sensitivity profiles for Mt. Rainier Bank as of December 31, 2004. The table represents a static point in time and does not consider other variables, such as changing spread relationships or interest rate levels. “Interest sensitive gap” is the difference between total earning assets and total interest-bearing liabilities re-pricing in any given period.

	Total Within One Year	One Year To Five Years	Over Five Years
Rate Sensitive Assets:

Loans	$48,741	$59,293	$12,369
Investments (amortized cost)	5,380	28,197	4,021
Interest Bearing Deposits	6,185	—	—

TOTAL	$60,306	$87,490	$16,390

Rate Sensitive Liabilities:

Savings, Now and Interest Checking	74,300
Time Deposits	37,057	17,259	—

TOTAL	$111,357	$17,259	$0

Interest Sensitive Gap	$(51,051)	$70,231	$16,390

Cumulative Gap	$(51,051)	$19,180	$35,570
Cumulative Gap as a % of Average Earning Assets	-32.42%	12.18%	22.59%

Currently, Mt. Rainier Bank’s interest sensitivity gap is negative within one year. Assuming that general market interest rate changes affected the re-pricing of assets and liabilities in equal magnitudes, this indicates that the effect of rising interest rates on Mountain Bank Holding would be a decrease in the net interest margin, whereas falling interest rates would cause a corresponding increase in margin. The bank’s asset liability model assumes assets and liabilities re-price at different times, therefore the net interest margin change could vary from these scenarios as evidenced in the chart below.

Based on the “ALX” asset liability model as of December 31, 2004, Mt. Rainier Bank’s sensitivity to gains or losses in future earnings due to hypothetical increases or decreases in the Fed Funds rate are as follows:

Increase in Interest Rates	Net Interest Margin Change		Decrease in Interest Rates	Net Interest Margin Change
+1%	+$	214,000	-1.00%	+$	14,000
+2%	+$	438,000	-2.00%	+$	20,000

Rate increases will generally increase the Company’s equity, while rate decreases will generally reduce equity.

Asset Quality

Non-performing assets include accruing loans past due ninety days or more, non-accrual loans, loans which have been restructured to provide a reduction or deferral of interest or principal for reasons related to the debtors financial difficulties, potential problem loans and loan concentrations, and foreclosed real estate.

Generally the accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest, unless they are well secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed against current income. If management determines that the ultimate collectibility of principal is in doubt, cash receipts on non-accrual loans are applied to reduce the principal balance on a cash-basis method, until the loans qualify for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following table summarizes the Bank’s non-accrual, past due, foreclosed real estate and restructured assets for the years ended December 31:

	2004	2003
(in thousands)
Loans accounted for on a non-accrual basis
Commercial	-0-	$ 88

Consumer	-0-	$ 16
Accruing loans which are past due 90 days or more
Commercial	-0-	-0-
Real Estate	-0-	-0-
Consumer	$ 8	-0-
Foreclosed real estate	-0-	$ 140

Accruing loans, 90 days or more past due, which totaled $8,000, consisted of one consumer loan secured by a recreational vehicle and a dump truck. Non-accrual loans as a percentage of net loans before the allowance for credit losses was 0% at year-end 2004 and 1.05% at year end 2003. Non performing loans as a percentage of the allowance for credit losses was 0% at year-end 2004 and 9.45% at year-end 2003, which is a measure of Mt. Rainier Bank’s ability to cover problem assets with existing reserves.

Foreclosed real estate, which totaled $140,000 at year-end 2003, consisted of one single-family residence.

Mountain Bank Holding had no material restructured loans in 2004 or 2003. The asset quality of Mountain Bank Holding continues to be good, which is a result of good underwriting standards coupled with aggressive collection efforts and a stable local economy.

There are certain amounts of interest that have not been accrued and certain amounts that have been collected on the above loans and included in income, which are indicated in the table below:

	2004	2003	2002
	(in thousands)
Total interest income which would have been recorded during the period under original terms of loans on non-accrual	$1	$1	$3
Interest income included in net income for the period	$1	$7	$2

There were no commitments for additional funds related to loans above.

The provision for losses on loans was $276,000 for 2004, which is a decrease of $109,000 over the provision of $385,000 for 2003. The provision for credit losses is based on ongoing, quarterly analyses of the loan portfolio as well as general economic conditions, historic loan loss experience and loan mix.

IMPACT OF NEW ACCOUNTING STANDARDS

The Accounting Standards Executive Committee has issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This Statement applies to all loans acquired in a transfer, including those acquired in the acquisition of a bank or a branch, and provides that such loans be accounted for at fair value with no allowance for loan losses, or other valuation allowance, permitted at the time of acquisition. The difference between cash flows expected at the acquisition date and the investment in the loan should be recognized as interest income over the life of the loan. If contractually required payments for principal and interest are less than expected cash flows, this amount should not be recognized as a yield adjustment, a loss accrual, or a valuation allowance. For the Company, this Statement is effective for fiscal year 2006 and, early adoption, although permitted, is not planned. No significant impact is expected on the Company’s consolidated financial statements at the time of adoption.

SEC Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments, was released in March 2004. This release summarizes the SEC staff position regarding the application of GAAP to loan commitments accounted for as derivative instruments. The Company accounts for interest rate lock commitments issued on mortgage loans that will be held for sale as derivative instruments. Consistent with SAB No. 105, the Company considers the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely on changes in market interest rates. The Company’s adoption of this bulletin had no impact on the consolidated financial statements.

At the March 17-18, 2004 Emerging Issues Task Force (“EITF”) meeting, the Task Force reached a consensus on Issue No. 03 -1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) and investments accounted for under the cost method. The guidance set forth in the Statement was originally to be effective for the Company in the September 30, 2004 consolidated financial statements. However, in September 2004, the effective dates of certain parts of the Statement were delayed. Management is currently assessing the impact of Issue 03-1 on the consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Base Payment—an amendment of Statements No. 123 and 95. The objective of the amendment to SFAS No. 123 is to recognize in the financial statements the cost of employee services received in exchange for equity instruments and liabilities incurred as the result of such transactions. The grant-date fair value of stock options would be determined using an option-pricing model, and expense would be recognized over the vesting period. Management is reviewing the proposed standard to determine the impact on the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk through our lending and deposit gathering activities. For a discussion of how this exposure is managed, see “Asset and Liability Management” under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Neither the Company or the Bank maintains a trading account for any class of financial instrument, nor do we engage in hedging activities or purchase high-risk derivative instruments. Moreover, neither the Company nor the Bank is subject to foreign currency exchange rate risk or commodity price risk.

The table below provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2004. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The data in this table may not be consistent with the amounts in the “Gap Analysis” table, which represents amounts by the re-pricing date or maturity date (whichever occurs sooner).

	By Expected Maturity
	Year Ended December 31,
	2005	2006	2007	2008	2009	After 2009	Total	Fair Value
	(Dollars in thousands)
Investment Securities
Amounts maturing:
Fixed rate	$5,380	$7,020	$11,201	$4,488	$4,988	$4,021	$37,098	$36,944
Weighted average interest rate	5.41%	3.00%	3.57%	3.66%	4.70%	4.14%	3.94%
Adjustable rate				$500			$500	$498
Weighted average interest rate				2.75%			2.75%
Totals	$5,380	$7,020	$11,201	$4,988	$4,988	$4,021	$37,598	$37,442

Loans
Amounts maturing:
Fixed rate	$11,298	$4,891	$7,773	$6,504	$5,836	$4,378	$40,680	$40,422
Weighted average interest rate	6.61%	7.45%	7.18%	6.53%	6.78%	5.30%	6.41%
Adjustable rate	$42,021	$6,158	$11,555	$8,102	$10,959	$422	$—	$79,218
Weighted average interest rate	6.26%	6.60%	6.64%	6.56%	6.93%	6.12%	0.00%
Totals	$53,319	$11,049	$19,328	$14,606	$16,795	$4,800	$40,680	$119,640

Certificates of Deposit
Amounts maturing:
Fixed rate	$37,057	$6,451	$2,190	$3,355	$5,263	$—	$54,316	$52,562
Weighted average interest rate	2.11%	2.89%	3.57%	3.38%	3.88%	0.00%	2.51%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required herein is incorporated by reference to Financial Statements following page 44 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes or disagreements with accountants in 2004.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. In connection with the completion of its audit of, and the issuance of an unqualified report on, our financials statement for the year ended December 31, 2004, McGladrey & Pullen, LLP identified a deficiency in the design or operation of our internal controls that it considers to be a material weakness in the effectiveness of our internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During the course of its audit McGladrey & Pullen LLP identified that we had not correctly recorded the benefit obligation for our executive retirement plan. A third party vendor was providing the calculation of the executive retirement liability to the Company, and the Company’s review control failed to identify errors in calculating the liability which resulted in an understatement of the executive retirement liability and compensation expense since the plan’s inception on January 1, 2002. As a consequence, we restated our audited 2002 and 2003 financial statements to reflect the increase in the obligation and compensation expense. McGladrey & Pullen LLP noted that in accordance with professional standards this restatement indicates the existence of a material weakness in our internal controls over financial reporting.

As a result, the Company has revised its controls so that the executive retirement liability is now calculated separately by the Company’s CFO so that the Company can use it to review the third party vendor’s calculation and ensure its accuracy.

The Company’s president and chief executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2004. In light of the revision of the Company’s controls relating to the calculation of executive retirement liability as described above, the president and chief executive officer and principal financial officer believe that management appropriately modified our internal controls and remediated the material weakness as of December 31, 2004. Except as stated above, there have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

(Items 10 – 14)

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding “Directors and Executive Officers” of Mountain Bank Holding is incorporated by reference from Mountain Bank Holding’s 2005 Annual Proxy Statement (“Proxy Statement”) under the captions “BUSINESS OF THE MEETING-Election of Directors,” “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Information regarding our code of ethics applicable to our principal executive officer and our principal financial officer appears under “INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES-Corporate Governance” section of our Proxy Statement and is incorporated by reference. Our Code of Ethics is also filed as an Exhibit to our Report. Information regarding Mountain Bank Holding’s audit committee financial expert appears under the “INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES-Certain Committees of the Board of Directors-Audit Committee” section of our Proxy Statement and is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding “Executive Compensation” of Mountain Bank Holding is incorporated by reference from Mountain Bank Holding’s Proxy Statement under the captions “INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES–Compensation of Directors” and “EXECUTIVE COMPENSATION.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Mountain Bank Holding is incorporated by reference from Mountain Bank Holding’s Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding “Certain Relationships and Related Transactions” of Mountain Bank Holding is incorporated by reference from Mountain Bank Holding’s Proxy Statement under the caption “TRANSACTIONS WITH MANAGEMENT.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding “Principal Accountant Fees and Services” is incorporated by reference from Mountain Bank Holding’s Proxy Statement under the caption “AUDITORS-FEES PAID TO INDEPENDENT AUDITORS”

Mountain Bank Holding Company and Subsidiary

Consolidated Financial Report

December 31, 2004

McGladrey & Pullen, LLP is a member firm of RSM International –

an affiliation of separate and independent legal entities.

Mountain

Bank

Holding

Company

and

Subsidiary

Consolidated

Financial

Report

December 31

2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Mountain Bank Holding Company

Enumclaw, WA

We have audited the consolidated balance sheets of Mountain Bank Holding Company and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mountain Bank Holding Company and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 1 to the consolidated financial statements, the Company’s consolidated balance sheets as of December 31, 2003 and 2002 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2003 and 2002 have been restated to correct an error in accounting for executive retirement plans.

Tacoma, Washington

January 7, 2005, except for Note 21 for which the

    date is January 18, 2005

F - I

Consolidated

Financial

Statements

Consolidated Balance Sheets

(Dollars in Thousands)

Mountain Bank Holding Company and Subsidiary

December 31, 2004 and 2003

	2004	2003
		(Restated)
Assets
Cash and due from banks	$2,364	$1,641
Interest bearing deposits at other financial institutions	6,185	13,920
Securities available for sale	37,502	32,290
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	734	693
Loans held for sale	529	—

Loans	120,403	98,744
Allowance for credit losses	1,376	1,101
Net loans	119,027	97,643

Premises and equipment	6,194	5,586
Foreclosed real estate	—	140
Accrued interest receivable	681	656
Bank owned life insurance	3,771	3,358
Other assets	658	498

Total assets	$177,645	$156,425

Liabilities
Deposits:
Demand, non-interest bearing	$28,984	$23,756
Savings and interest-bearing demand	74,300	66,720
Time	54,316	48,299
Total deposits	157,600	138,775

Accrued interest payable	180	159
Note payable	32	34
Executive retirement	981	607
Deferred compensation	57	52
Other liabilities	226	194

Total liabilities	159,076	139,821

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock (no par value); authorized 10,000,000 shares; issued and outstanding: 2004 - 2,260,968 shares; 2003 - 2,176,677 shares	1,130	1,088
Additional paid-in capital	10,632	9,655
Retained earnings	6,910	5,711
Accumulated other comprehensive income (loss)	(103)	150
Total shareholders’ equity	18,569	16,604

Total liabilities and shareholders’ equity	$177,645	$156,425

See notes to consolidated financial statements.

Consolidated Statements of Income

(Dollars in Thousands, Except Per Share Amounts)

Mountain Bank Holding Company and Subsidiary

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
		(Restated)	(Restated)
Interest and Dividend Income
Loans	$8,139	$7,275	$6,590
Deposits in banks	127	177	230
Investment income:
Taxable	1,096	940	1,307
Tax-exempt	8	16	18
Dividends on stock	34	49	24
Total interest and dividend income	9,404	8,457	8,169

Interest Expense
Deposits	1,929	1,918	2,560
Note payable	3	3	3
Total interest expense	1,932	1,921	2,563

Net interest income	7,472	6,536	5,606

Provision for Credit Losses	276	385	360

Net interest income after provision for credit losses	7,196	6,151	5,246

Non-Interest Income
Service charges and other fees on deposit accounts	581	572	552
Gains on mortgage loans sold	251	614	340
Gains on sale of securities available for sale - net	14	—	29
Bank owned life insurance income	153	153	174
Other	246	276	256
Total non-interest income	1,245	1,615	1,351

Non-Interest Expenses
Salaries and employee benefits	4,030	3,628	3,076
Occupancy	373	330	256
Equipment	528	535	434
Other	1,467	1,507	1,390
Total non-interest expenses	6,398	6,000	5,156

Income before income taxes	2,043	1,766	1,441

Income Taxes	625	544	426

Net income	$1,418	$1,222	$1,015

Earnings Per Share
Basic	$.64	$.57	$.48
Diluted	.62	.55	.46

Average Shares
Basic	2,229,061	2,155,914	2,111,819
Diluted	2,298,897	2,240,437	2,195,058

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

(Dollars in Thousands)

Mountain Bank Holding Company and Subsidiary

Years Ended December 31, 2004, 2003 and 2002

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2001	2,067,401	$1,034	$8,698	$3,474	$97	$13,303

Comprehensive income:
Net income (as restated)	—	—	—	1,015	—	1,015
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	—	273	273
Comprehensive income						1,288

Sale of common stock under employee stock purchase plan	1,762	1	19	—	—	20
Exercise of stock options	17,650	8	58	—	—	66
Sale of common stock	60,000	30	668	—	—	698
Tax benefit from exercise of stock options	—	—	29	—	—	29

Balance at December 31, 2002	2,146,813	1,073	9,472	4,489	370	15,404

Comprehensive income:
Net income (as restated)	—	—	—	1,222	—	1,222
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	—	(220)	(220)
Comprehensive income						1,002

Sale of common stock under employee stock purchase plan	1,464	1	17	—	—	18
Exercise of stock options	28,400	14	66	—	—	80
Tax benefit from exercise of stock options	—	—	100	—	—	100

Balance at December 31, 2003	2,176,677	1,088	9,655	5,711	150	16,604

(continued)

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

(concluded) (Dollars in Thousands)

Mountain Bank Holding Company and Subsidiary

Years Ended December 31, 2004, 2003 and 2002

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2003	2,176,677	$1,088	$9,655	$5,711	$150	$16,604

Comprehensive income:
Net income	—	—	—	1,418	—	1,418
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	—	(253)	(253)
Comprehensive income						1,165

Payment of cash dividend	—	—	—	(219)	—	(219)
Sale of common stock	60,000	30	816	—	—	846
Sale of common stock under employee stock purchase plan	1,641	1	22	—	—	23
Exercise of stock options	22,650	11	61	—	—	72
Tax benefit from exercise of stock options	—	—	78	—	—	78

Balance at December 31, 2004	2,260,968	$1,130	$10,632	$6,910	$(103)	$18,569

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

Mountain Bank Holding Company and Subsidiary

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
		(As Restated)	(As Restated)
Cash Flows from Operating Activities
Net income	$1,418	$1,222	$1,015
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	276	385	360
Depreciation and amortization	534	526	401
Deferred federal income tax expense (benefit)	(182)	(51)	(48)
Net amortization and accretion of bond premiums and discounts	355	443	313
Gains on sales of securities available for sale	(14)	—	(29)
Stock dividends received	(15)	(23)	(16)
Gains on loans sold	(251)	(614)	(340)
Originations of loans held for sale	22,587	(40,072)	(33,720)
Proceeds from sales of loans	(22,865)	43,557	32,282
Gain on sale of foreclosed real estate	(18)	—	—
Bank owned life insurance income	(153)	(153)	(174)
Executive retirement and deferred compensation	379	327	5
(Increase) decrease in accrued interest receivable	(25)	(55)	49
(Increase) decrease in accrued interest payable	21	(46)	(87)
Other - net	303	189	14
Net cash provided by operating activities	2,350	5,637	25

Cash Flows from Investing Activities
Activity in securities available for sale and Federal Reserve Bank and FHLB stock:
Purchases	(23,486)	(20,502)	(15,731)
Maturities, prepayments and calls	16,523	6,521	15,489
Sales	1,000	10,478	2,400
Increase in loans made to customers, net of principal collections	(21,660)	(16,619)	(13,786)
Additions to premises and equipment	(1,142)	(1,222)	(1,746)
Proceeds from sale of foreclosed real estate	158	—	—
Purchase of bank owned life insurance	(300)	—	—
Net cash used in investing activities	(28,907)	(21,344)	(13,374)

Cash Flows from Financing Activities
Net increase in deposits	18,825	11,764	14,900
Net proceeds from issuance of stock	941	98	784
Repayment of note payable	(2)	(2)	(2)
Payment of dividends	(219)	—	—
Net cash provided by financing activities	19,545	11,860	15,682

Net change in cash and cash equivalents	(7,012)	(3,847)	2,333

Cash and Cash Equivalents
Beginning of year	15,561	19,408	17,075

End of year	$8,549	$15,561	$19,408

(continued)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(concluded) (Dollars in Thousands)

Mountain Bank Holding Company and Subsidiary

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Supplemental Disclosures of Cash Flow Information
Interest paid	$1,908	$1,967	$2,650
Income taxes paid	625	544	426

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Unrealized gain (loss) on securities available for sale, net of tax	$(253)	$(220)	$273
Foreclosed real estate acquired in settlement of loans, net	—	—	(151)

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2004 and 2003

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

Consolidated Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and practices within the banking industry. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the consolidated balance sheet, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses.

Certain prior year amounts have been reclassified to conform to the 2004 presentation. All dollar amounts, except per share information, are stated in thousands.

Restatement

During the fourth quarter of 2004, the Company’s management determined that the accounting for an executive retirement agreements initiated in 2002 (the Agreements) required revision. Based on an analysis of the prior accounting, management concluded that the liability for the Agreements was understated by $441 as of December 31, 2003 and it was further determined that the understatement occurred during the period from the Plan’s 2002 inception through September 30, 2004.

The following tables set forth the net effect of the restatements and reclassifications on specific amounts presented in the Company’s Consolidated Statements of Income and Consolidated Balance Sheets:

	December 31, 2003		December 31, 2002
	Restated	Previously Reported	Restated	Previously Reported
	(In thousands, except per share amounts)
Net effect on specific amounts presented in the Consolidated Statements of Income:
Salaries and employee benefits	$3,628	$3,395	$3,076	$2,869
Total non-interest expense	6,000	5,767	5,156	4,949
Income before income taxes	1,766	1,999	1,441	1,648
Income taxes	544	623	426	496
Net income	1,222	1,376	1,015	1,152
Basic income per share	$.57	$.64	$.48	$.55
Diluted income per share	$.55	$.61	$.46	$52

	December 31, 2003		December 31, 2002
	Restated	Previously Reported	Restated	Previously Reported
	(In Thousands)
Net effect on specific amounts presented in the Consolidated Balance Sheets:
Other assets	$498	$349	$476	$406
Total assets	156,425	156,276	143,244	143,174
Other liabilities	853	413	588	381
Total liabilities	139,821	139,381	127,840	127,633
Retained earnings	5,711	6,002	4,489	4,626
Total shareholders’ equity	16,604	16,895	15,404	15,541
Total liabilities and shareholders’ equity	$156,425	$156,276	$143,244	$143,174

The following table summarizes the effect of the restatements and reclassifications on specific accounts included in the Consolidated Statements of Income for the periods presented:

	Year Ended December 31,
	2003	2002
Income before taxes, as previously reported	$1,999	$1,648
Correction of understated deferred compensation	(233)	(207)
Restated income before taxes	1,766	1,441
Income taxes, as previously reported	623	496
Tax effect of correction of understated deferred compensation	(79)	(70)
Restated income taxes	544	426
Net income, as restated	$1,222	$1,015

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies (continued)

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

Management evaluates debt and equity securities for other than temporary impaired on a quarterly basis based on the securities’ current credit quality, interest rates, term to maturity, and management’s intent and ability to hold the securities until the net book value is recovered. Any other than temporary declines in fair value are recognized on the statements of income as loss from securities.

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

December 31, 2004 and 2003

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

Allowance for Credit Losses

The allowance for credit losses is established as losses are estimated to have occurred through a provision for credit losses charged to earnings. Credit losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for credit losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flow (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

(continued)

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies (continued)

Allowance for Credit Losses (concluded)

Large groups of smaller balance homogenous loans are collectively evaluated for impairment; accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are subject to a restructuring agreement.

Periodically, regulatory agencies review the Bank’s allowance for credit losses as an integral part of their examination process, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examination.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation, which is computed on the straight-line method over the estimated useful lives of the assets, which range from two to five years for furniture and equipment, and thirty years for buildings and improvements. Gains or losses on dispositions are reflected in earnings. These assets are reviewed for impairment when events indicate their carrying value may not be recoverable. If management determines an impairment exists, the asset is reduced with an offsetting charge to expense.

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

(continued)

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

Expense for employee compensation under stock option plans is based on Accounting Principles Board (APB) Opinion 25, with expense reported only if options are granted below market price at grant date.

SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma disclosures for companies that do not adopt its fair value accounting method of stock-based employee compensation for awards granted. Accordingly, the following pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option plans. The exercise price of options granted is equivalent to the market value of underlying stock at the grant date. Accordingly, no compensation cost was actually recognized for stock options during 2004, 2003 and 2002.

	2004	2003	2002
		(As Restated)	(As Restated)
Net income, as reported	$1,418	$1,222	$1,015
Less total stock-based compensation expense determined under fair value method for all qualifying awards, net of related tax effects	(97)	(125)	(143)

Pro forma net income	$1,321	$1,097	$872

Earnings Per Share
Basic:
As reported	$.64	$.57	$.48
Pro forma	.59	.51	.41
Diluted:
As reported	.62	.55	.46
Pro forma	.58	.49	.40

The fair value of options granted during 2004 and 2003 is estimated using the following weighted-average information: risk-free interest rate of 4.51% and 3.46%, expected life of 9 years, expected dividends of .6% and 0% per year and expected stock price volatility of 24% per year, respectively. No options were granted in 2002.

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

December 31, 2004 and 2003

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

(continued)

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies (continued)

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes the net change in net unrealized gains and losses on securities available for sale, net of reclassification adjustments and tax effects, and is also recognized as a separate component of shareholders’ equity.

Recent Accounting Pronouncements

Consolidated Financial Statement Presentation

On September 30, 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity. The delay of the effective date of EITF 03-1 will be superceded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.

SEC Staff Accounting Bulletin (SAB) No. 105, Application of Accounting Principles to Loan Commitments, was released in March 2004. This release summarizes the SEC staff position regarding the application of GAAP to loan commitments accounted for as derivative instruments. The Company accounts for interest rate lock commitments issued on mortgage loans that will be held for sale as derivative instruments. Consistent with SAB No. 105, the Company considers the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely on changes in market interest rates. The Company’s adoption of this bulletin had no impact in the consolidated financial statements.

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No.03-3 (SOP 03-3), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Management does not expect the adoption of this statement to have a material impact on the consolidated financial statements.

(continued)

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies (concluded)

Recent Accounting Pronouncements (concluded)

In December 2004, the Financial Accounting Standards Board (FASB) published FASB Statement No. 123 (revised 2004), Share-Based Payment (FAS 123(R)). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in consolidated financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. (Modifications of share-based payments will be treated as replacement awards with the cost of the incremental value recorded in the consolidated financial statements.)

The Statement is effective at the beginning of the third quarter of 2005. As of the effective date, the Company will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized for: (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date, and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS 123.

The impact of this Statement on the Company in 2005 and beyond will depend upon various factors, among them being our future compensation strategy. The pro forma compensation costs presented (in the table above) and in prior filings for the Company have been calculated using a Black-Scholes option-pricing model and may not be indicative of amounts which should be expected in future periods.

Note 2 - Restricted Assets

Federal Reserve Board regulations require maintenance of minimum reserve balances either in cash on hand or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The amounts of such balances for the years ended December 31, 2004 and 2003 were $854 and $1,227, respectively.

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2004 and 2003

Note 3 - Securities Available for Sale

Debt and equity securities have been classified according to management’s intent.

The carrying amounts of securities and their approximate fair values are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale

December 31, 2004
U.S. Treasury securities	$3,094	$7	$14	$3,087
U.S. Government and agency securities	16,835	22	115	16,742
Mortgage-backed securities	15,106	53	130	15,029
Obligations of states and political subdivisions	295	2	—	297
Corporate securities	2,268	20	1	2,287
Equity securities	60	—	—	60

	$37,658	$104	$260	$37,502

December 31, 2003
U.S. Treasury securities	$3,654	$9	$39	$3,624
U.S. Government and agency securities	11,501	142	15	11,628
Mortgage-backed securities	11,793	74	54	11,813
Obligations of states and political subdivisions	217	4	—	221
Corporate securities	4,838	106	—	4,944
Equity securities	60	—	—	60

	$32,063	$335	$108	$32,290

Gross gains on the sales of securities were $14 in 2004. There were no gross losses on the sales of securities in 2004. There were no gross gains or losses on the sales of securities in 2003. Gross gains and losses on the sales of securities were $33 and $4, respectively, in 2002.

(continued)

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2004 and 2003

Note 3 - Securities Available for Sale (concluded)

The carrying amount and approximate market value of debt securities at December 31, 2004 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$5,380	$5,414
Due in one to five years	28,197	28,061
Due in five years or more	4,021	3,967

	$37,598	$37,442

Securities with a carrying value of $1,893 and $1,815 at December 31, 2004 and 2003, respectively, were assigned or pledged to secure public deposits, and for other purposes as required by law.

The following shows the unrealized gross losses and fair value of securities in the available for sale portfolio at December 31, 2004, by length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		More Than 12 Months		Total
	Unrealized Gross Loss	Fair Value	Unrealized Gross Loss	Fair Value	Unrealized Gross Loss	Fair Value
U.S. Treasury securities	$(9)	$1,064	$(5)	$998	$(14)	$2,062
U.S. Government and agency securities	(84)	11,479	(31)	2,469	(115)	13,948
Mortgage-backed securities	(106)	8,240	(23)	2,820	(129)	11,060
Corporate securities	(2)	294	—	—	(2)	294

	$(201)	$21,077	$(59)	$6,287	$(260)	$27,364

All unrealized losses at December 31, 2003 arose during 2003.

The Company has evaluated these securities and has determined that the decline in the value is temporary. This assessment was based on the following factors: i) the length of time and the extent to which the market value has been less than cost; ii) the financial condition and near-term prospects of the issuer; iii) the intent and the ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2004 and 2003

Note 4 - Loans

Loans at December 31 consist of the following:

	2004	2003
Commercial and agricultural	$26,918	$21,526
Real estate:
Residential 1-4 family	9,304	12,243
Commercial	67,077	48,266
Construction	11,696	10,833
Consumer	5,408	5,876

Total loans	$120,403	$98,744

Changes in the allowance for credit losses for the years ended December 31 are as follows:

	2004	2003	2002
Balance at beginning of year	$1,101	$852	$753
Provision for credit losses	276	385	360

Charge-offs	(19)	(142)	(278)
Recoveries	18	6	17
Net charge-offs	(1)	(136)	(261)

Balance at end of year	$1,376	$1,101	$852

Following is a summary of information pertaining to impaired loans:
	2004	2003	2002
December 31
Impaired loans without a valuation allowance	$—	$—	$88
Impaired loans with a valuation allowance	—	104	—

Total impaired loans	$—	$104	$88

Valuation allowance related to impaired loans	$—	$15	$—

Years Ended December 31
Average investment in impaired loans	$62	$155	$89
Interest income recognized on a cash basis on impaired loans	—	7	2

(continued)

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2004 and 2003

Note 4 - Loans (concluded)

At December 31, 2004, there were no commitments to lend additional funds to borrowers whose loans have been modified. There was one loan in the amount of $8 past due over 90 days and still accruing at December 31, 2004 and no loans 90 days and over past due still accruing interest at December 31, 2003.

At December 31, 2004 and 2003, certain officers and directors, or companies in which they have 10% or more beneficial interest, were indebted to the Bank in the aggregate amount of $2,354 and $2,492, respectively. During 2004 advances of $854 were made, and repayments totaled $992.

Note 5 - Premises and Equipment

The components of premises and equipment at December 31 are as follows:

	2004	2003
Land	$2,459	$1,771
Buildings	4,201	3,990
Equipment, furniture and fixtures	2,803	2,585
Construction in process	19	—
	9,482	8,346
Less accumulated depreciation	3,288	2,760

Total premises and equipment	$6,194	$5,586

Note 6 - Deposits

The composition of deposits at December 31 is as follows:

	2004	2003
Demand deposits, non-interest bearing	$28,984	$23,756
NOW and money market accounts	58,059	51,043
Savings deposits	16,241	15,677
Time certificates, $100,000 or more	23,486	17,041
Other time certificates	30,830	31,258

Total	$157,600	$138,775

(continued)

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2004 and 2003

Note 6 - Deposits (concluded)

Scheduled maturities of certificates of deposit for future years ending December 31 are as follows:

2005	$37,057
2006	6,451
2007	2,190
2008	3,355
2009	5,263

$54,316

Note 7 - Note Payable

The note payable is secured by land, and is payable in monthly installments, including interest of 8%. Future principal maturities are $3 annually through 2009, and $20 thereafter.

Note 8 - Income Taxes

The components of the provision for income taxes are as follows at December 31:

	2004	2003	2002
		(As Restated)	(As Restated)
Current	$807	$595	$474
Deferred expense (benefit)	(182)	(51)	(48)

Income taxes	$625	$544	$426

The effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 follows:

	2004	2003
		(As Restated)
Deferred Tax Assets
Allowance for credit losses	$432	$340
Deferred compensation	306	224
Other	3	—
Unrealized loss on securities available for sale	53	—
Total deferred tax assets	794	564

(continued)

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2004 and 2003

Note 8 - Income Taxes (concluded)

	2004	2003
Deferred Tax Liabilities
Accumulated depreciation	$6	$54
Deferred income	394	351
Unrealized gain on securities available for sale	—	77
Total deferred tax liabilities	400	482

Net deferred tax assets	$394	$82

The following is a reconciliation between the statutory and effective federal income tax rates for the years ended December 31:

	2004		2003		2002
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
			(As Restated)	(As Restated)	(As Restated)	(As Restated)
Income tax at statutory rate	$715	35%	$618	35.0%	$504	35.0%
Increase (decrease) resulting from:
Tax-exempt income	(3)	(.2)	(5)	(.3)	(6)	(.4)
Bank-owned life insurance income	(52)	(2.5)	(54)	(3.1)	(60)	(4.2)
Other	(35)	(1.7)	(15)	(.8)	(12)	(.8)

Total income tax expense	$625	30.6%	$544	30.8%	$426	29.6%

Note 9 - Commitments and Contingencies

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the consolidated balance sheets.

(continued)

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2004 and 2003

Note 9 - Commitments and Contingencies (concluded)

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

	2004	2003
Commercial and agriculture	$13,935	$5,198
Real estate	4,852	7,485
Credit cards	3,506	3,011

	$22,293	$15,694

Outstanding commitments under letters of credit totaled $286 and $374 at December 31, 2004 and 2003, respectively.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies as specified above, and is required in instances where the Bank deems necessary.

The Bank has agreements with commercial banks for lines of credit totaling approximately $9,700, and a credit line with the Federal Home Loan Bank of Seattle totaling 10% of assets. The Bank has entered into a blanket pledge agreement with the Federal Home Loan Bank to secure this credit line. These lines were not drawn upon at December 31, 2004 or 2003.

The Company has entered into contracts with certain of its executives and others, which provide for contingent payments subject to future events.

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2004 and 2003

Note 10 - Concentration of Credit Risk

The Bank has credit risk exposure, including off-balance-sheet credit risk exposure, as disclosed in Notes 4 and 9. The ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate loans and typically maintains loan-to-value ratios of no greater than 75% to 80%. Loans are generally limited, by federal and state banking regulations, to 15% of the Bank’s shareholder’s equity, excluding accumulated other comprehensive income (loss). The Bank, as a matter of practice, generally does not extend credit to any single borrower or group of related borrowers in excess of $2,200.

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

Note 11 - Stock Option Plans

Director Plans

The 1990 Director Stock Option Plan grants a director an option to purchase 126,000 shares of common stock upon initial election to the Board of Directors at an exercise price equal to the fair market value of the common stock at the date of grant. Options are exercisable on a cumulative basis in annual installments of one-third each on the third, fourth and fifth anniversary of the date of grant. A total of 126,000 shares of the Company’s common stock were reserved for option under this plan, of which options for 113,400 shares at $2.38 per share were granted on June 13, 1990, to expire on June 13, 2005 and options for 3,150 shares at $10.48 per share were granted April 24, 2001 to expire April 24, 2016. Options granted in 1990 are fully vested. Of the options granted in 2001, 1,050 are vested at December 31, 2004. Options for 17,400 and 24,200 shares were exercised in 2004 and 2003, respectively, under this director plan. Options for 9,450 shares remain available under this plan.

The 1999 Director Stock Option Plan grants a director an option to purchase shares of common stock at an exercise price which must be no less than the greater of the fair market value of the common stock or the net book value of the common stock at the time of grant. A total of 42,000 shares of the Company’s common stock were reserved for option under this plan, of which options for 33,600 shares at $10.48 per share (fair market value) were granted November 21, 2000, expiring on November 21, 2015. Options for 4,450 were granted on April 20, 2004 at $15.00 per share (fair market value), expiring on April 20, 2019. Options for 3,950 were granted on June 15, 2004 at $15.00 per share (fair market value), expiring on June 15, 2019. At December 31, 2004, options for 42,000 shares were outstanding under the 1999 plan; 22,400 shares were vested at December 31, 2004.

(continued)

Notes to Consolidated Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2004 and 2003

Note 11 - Stock Option Plans (concluded)

Employee Plans

In 1990 and 1999, the Company adopted plans providing for granting certain key employees options to purchase common stock. Under the terms of the plans, options are incentive stock options (as defined in the Internal Revenue Code). The option price will be fair market value at the date of grant or a price determined by the Board of Directors, but not less than fair value. Options are exercisable on a cumulative basis in annual installments of one-third each on the third, fourth and fifth anniversary of the date of grant. Pursuant to these plans, 210,000 shares are reserved for option as of December 31, 2004, of which 195,025 shares (after forfeitures) have been granted. A total of 14,975 shares remain available for future grant under the 1999 plan at December 31, 2004. No shares remain available for grant under the 1990 plan. In 2004 and 2003, options for 5,250 shares and 4,200 shares, respectively, were exercised under the employee plans.

A summary of the status of the Company’s stock option plans as of December 31, 2004, 2003 and 2002, and changes during the years ended on those dates, is presented below:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	201,325	$7.58	207,825	$6.17	232,550	$6.09
Granted	13,800	15.00	24,000	14.00	—	—
Exercised	(22,650)	3.21	(28,400)	2.80	(17,650)	3.81
Forfeited	(1,400)	10.48	(2,100)	8.33	(7,075)	9.19

Outstanding at end of year	191,075	$8.60	201,325	$7.58	207,825	$6.17

Options exercisable at year-end	130,473	$6.61	126,850	$5.36	129,275	$4.03

The following information summarizes information about stock options outstanding and exercisable at December 31, 2004:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$ 2.38 - $ 2.97	33,850.5		$2.38	33,850	$2.38
$ 5.24 - $ 6.19	35,700	2.7	5.97	35,700	5.97
$ 8.33 - $11.00	83,725	7.0	9.64	60,923	9.33
$14.00 - $15.00	37,800	10.9	14.37	—	—

Notes to Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2004 and 2003

Note 12 - Profit Sharing Plan

The Bank’s defined contribution profit sharing plan covers substantially all employees who have completed one year or more of service. Employees are eligible to defer up to 25% of their gross salary, with employer contributions to the Plan made at the discretion of the Board of Directors. The Bank’s contributions for the years ended December 31, 2004, 2003 and 2002 totaled $57, $53 and $42, respectively.

Note 13 - Deferred and Executive Compensation Agreements

In 1993 the Bank established a deferred compensation agreement with a director under which the director will defer his director fees. At retirement he will receive a benefit of $1 per month for 120 months. The accrued liability related to this agreement totaled $58, $52 and $47 at December 31, 2004, 2003 and 2002. Expenses associated with this plan were $5 annually in 2004, 2003 and 2002. The Bank has also purchased a whole-life insurance policy on the director, with values of $44, $40 and $36 at December 31, 2004, 2003 and 2002, which may be used to fund benefits under the deferred compensation agreement.

The Company has four executive supplemental retirement agreements with certain members of management of the Company. The agreements provide for a defined cash benefit payable monthly upon reaching normal retirement as defined in the agreements (or upon early retirement as defined in the agreements with a reduced benefit). Upon the retirement of three executives, benefits will be payable in monthly installments, increasing 2.5% per year, for the life of the executive. The fourth executive receives his benefit in equal monthly payments for 10 years beginning in 2014. The estimated liability under the executive supplement retirement agreements is charged to compensation expense over period to early retirement. The liability as of December 31, 2004 and 2003 was $ 981 and $607, and amounts charged to compensation expense was $373, $322 and $285 in 2004, 2003 and 2002.

The agreements are unfunded; however, the Company has purchased life insurance (Bank owned life insurance) on the lives of four officers and expects to use the income generated from the life insurance to fund the benefits. In conjunction with purchasing the life insurance, the Company executed “Endorsement Split-Dollar Life Insurance Agreements” with each of its three Executive Officers and one non-executive officer. Pursuant to the agreements, the Company paid the premium on the policy on each officer’s life. The Company is the sole owner of the policy and of its net cash surrender value, and in the event of the officer’s death while serving as a full-time employee of the Company, the Company will be entitled to receive that amount of the death proceeds equal to its interest in the policy (the aggregate amount of premiums paid by the Company with respect to the policy less the amount of any loans, if any, from the insurer to the Company against the cash value or policy proceeds, and less the aggregate amount of any premiums paid by the officer to the Company in reimbursement of premiums paid by the Company) and the balance of the death proceeds will be paid to the officer’s designated beneficiaries.

Also in 2002, the Company purchased long-term care insurance on certain board members and management personnel. Benefits under this plan vest over five years from the date of the plan. Expenses related to this plan were $48 in 2004 and 2003, and $32 in 2002.

Notes to Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2004 and 2003

Note 14 - Employee Stock Purchase Plan

Effective July 1, 1995, the Company adopted an employee stock purchase plan whereby eligible employees can purchase common stock at the lesser of the stock’s fair market value at the beginning or the end of the plan year. The aggregate number of shares reserved under this plan is 42,000. At December 31, 2004, 22,218 shares remain available for purchase under this plan. No employee can purchase more than 420 shares of common stock in any given plan year; 1,641, 1,464 and 1,762 shares were purchased at a price of $14.00, $12.00 and $11.00 per share for the years ended December 31, 2004, 2003 and 2002, respectively.

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

As of December 31, 2004, the most recent notification from the Bank’s regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

	Actual Amount	Ratio	Capital Adequacy Purposes Amount	Ratio	To be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
December 31, 2004
Tier 1 capital (to average assets):
Consolidated	$18,671	10.47%	$7,132	4.00%	N/A	N/A
Bank	18,253	10.25	7,121	4.00	$8,902	5.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	18,671	13.70	5,451	4.00	N/A	N/A
Bank	18,253	13.40	5,449	4.00	8,174	6.00
Total capital:
Consolidated	20,047	14.71	10,901	8.00	N/A	N/A
Bank	19,629	14.41	10,898	8.00	13,623	10.00

(continued)

Notes to Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2004 and 2003

Note 15 - Regulatory Matters (concluded)

	Actual Amount	Ratio	Capital Adequacy Purposes Amount	Ratio	To be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
December 31, 2003 (As Restated)
Tier 1 capital (to average assets):
Consolidated	$16,454	10.69%	$6,165	4.00%	N/A	N/A
Bank	15,969	10.38	6,156	4.00	$7,695	5.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	16,454	14.08	4,672	4.00	N/A	N/A
Bank	15,969	13.70	4,662	4.00	6,994	6.00
Total capital:
Consolidated	17,555	15.02	9,344	8.00	N/A	N/A
Bank	17,070	14.64	9,325	8.00	11,656	10.00

Management believes, as of December 31, 2004, that the Company and the Bank meet all capital requirements to which they are subject.

Restrictions on Retained Earnings

National banks can initiate dividend payments in a given year, without prior regulatory approval, equal to net profits, as defined, for that year plus retained net profits for the preceding two years. The Bank can distribute as dividends to the parent company approximately $3,655 as of December 31, 2004 without regulatory approval.

Note 16 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - December 31

	2004	2003
		(As Restated)
Assets
Cash	$163	$177
Investment in the Bank	18,150	16,119
Premises and equipment	302	306
Other assets	1	2

Total assets	$18,616	$16,604

(continued)

Notes to Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2004 and 2003

Note 16 - Condensed Financial Information - Parent Company Only (continued)

Condensed Balance Sheets - December 31 (concluded)

	2004	2003
		(As Restated)
Liabilities
Dividend checks payable	$1	$—
Income taxes payable	18	—
Due to the Bank	29
Total liabilities	48	—

Shareholders’ Equity	18,568	16,604

Total liabilities and shareholders’ equity	$18,616	$16,604

Condensed Statements of Income - Years Ended December 31

	2004	2003	2002
		(As Restated)	(As Restated)
Operating Income
Dividend income from the Bank	$100	$310	$—
Other income	3	2	—
Total operating income	103	312	—

Operating Expenses	(182)	(184)	(184)

Income (loss) before income taxes and equity in undistributed income of the Bank	(79)	128	(184)

Income Tax Expense	61	63	63

Income (loss) before equity in undistributed income of the Bank	(18)	191	(121)

Equity in Undistributed Income of the Bank	1,436	1,031	1,136

Net income	$1,418	$1,222	$1,015

(continued)

Notes to Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2004 and 2003

Note 16 - Condensed Financial Information - Parent Company Only (concluded)

Condensed Statements of Cash Flows - Years Ended December 31

	2004	2003	2002
		(As Restated)	(As Restated)
Cash Flows from Operating Activities
Net income	$1,418	$1,222	$1,015
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiary	(1,436)	(1,031)	(1,136)
Depreciation	4	3	—
Decrease in other assets	1	—	12
Increase in other liabilities	18	—	—
Payable to bank	29	—	—
Other	(20)	(1)	—
Net cash provided by (used in) operating activities	14	193	(109)

Cash Flows from Investing Activities
Investment in subsidiary	(750)	—	(661)
Additions to premises and equipment	—	(311)	—
Net cash used in investing activities	(750)	(311)	(661)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	941	198	784
Payment for cash dividend	(219)	—	—
Net cash provided by (used in) financing activities	722	198	784

Net change in cash	(43)	80	14

Cash
Beginning of year	177	97	83

End of year	$163	$177	$97

Notes to Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2004 and 2003

Note 17 - Other Expenses

Other expenses include the following amounts which are in excess of 1% of the total of interest income and non-interest income for the years ended December 31:

	2004	2003	2002
Professional fees	$32	$106	$118
Data processing	416	387	365
Office supplies and expenses	90	114	102
State taxes	122	121	110

Note 18 - Earnings Per Share Disclosures

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Year Ended December 31, 2004
Basic earnings per share:
Net income	$1,418	2,229,061	$.64
Effect of dilutive securities:
Options and stock purchase plan	—	69,836	(.02)
Diluted earnings per share:
Net income	$1,418	2,298,897	$.62

Year Ended December 31, 2003 (As Restated)
Basic earnings per share:
Net income	$1,222	2,155,914	$.57
Effect of dilutive securities:
Options and stock purchase plan	—	84,523	(.02)
Diluted earnings per share:
Net income	$1,222	2,240,437	$.55

Year Ended December 31, 2002 (As Restated)
Basic earnings per share:
Net income	$1,015	2,111,819	$.48
Effect of dilutive securities:
Options and stock purchase plan	—	83,239	(.02)
Diluted earnings per share:
Net income	$1,015	2,195,058	$.46

Notes to Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2004 and 2003

Note 19 - Comprehensive Income

Net unrealized gains and losses include, net of tax, $253 of unrealized losses arising during 2004, $220 of unrealized losses arising during 2003, and $273 of unrealized gains arising during 2002, less reclassification adjustments of $14 and $0 for gains included in net income in 2004 and 2003, respectively, as follows:

	Before- Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
2004
Unrealized holding losses arising during the year	$(369)	$125	$(244)
Reclassification adjustments for gains realized in net income	(14)	5	(9)

Net unrealized losses	$(383)	$130	$(253)

2003
Unrealized holding losses arising during the year	$(333)	$(113)	$(220)
Reclassification adjustments for gains realized in net income	—	—	—

Net unrealized losses	$(333)	$(113)	$(220)

2002
Unrealized holding gains arising during the year	$442	$(150)	$292
Reclassification adjustments for gains realized in net income	(29)	10	(19)

Net unrealized gains	$413	$(140)	$273

Notes to Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2004 and 2003

Note 20 - Fair Values of Financial Instruments

The estimated fair values of the Bank’s financial instruments at December 31 were as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and due from banks, and interest bearing deposits in banks	$8,549	$8,549	$15,561	$15,561
Securities available for sale	37,502	37,502	32,230	32,230
Federal Home Loan Bank and
Federal Reserve Bank stocks	734	734	693	693
Loans held for sale	529	529	—	—
Loans	119,027	118,745	97,643	97,846
Accrued interest receivable	681	681	656	656

Financial Liabilities
Deposits	$157,600	$157,763	$138,775	$138,983
Note payable	32	32	34	34
Accrued interest payable	180	180	159	159

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

Note 21 - Subsequent Event

On January 18, 2005, the Board of Directors approved a dividend in the amount of $.15 per share to be paid on or about March 15, 2005 to shareholders of record as of March 15, 2005.

Notes to Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2004 and 2003

Note 22 - Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(As Restated)	(As Restated)	(As Restated)
Year Ended December 31, 2004
Interest income	$2,134	$2,315	$2,433	$2,522
Interest expense	452	468	493	519
Net interest income	1,682	1,847	1,940	2,003

Provision for credit losses	69	69	69	69

Non-interest income	304	345	333	263

Non-interest expenses	1,601	1,561	1,600	1,636

Income before income taxes	316	562	604	561
Income taxes	93	181	189	162
Net income	$223	$381	$415	$399

Earnings per common share:
Basic	$.10	$.17	$.19	$.18
Diluted	.10	.16	.18	.18

Year Ended December 31, 2003 (As Restated)
Interest income	$2,043	$2,104	$2,160	$2,150
Interest expense	517	476	475	453
Net interest income	1,526	1,628	1,685	1,697

Provision for credit losses	58	124	109	94

Non-interest income	385	464	466	300

Non-interest expenses	1,488	1,491	1,597	1,424

Income before income taxes	365	477	445	479

Income taxes	107	151	136	150

Net income	$258	$326	$309	$329

Earnings per common share:
Basic	$.12	$.15	$.15	$.15
Diluted	.12	.14	.14	.15

(continued)

Notes to Financial Statements

Mountain Bank Holding Company and Subsidiary

December 31, 2004 and 2003

Note 22 - Quarterly Data (Unaudited) (concluded)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2002 (As Restated)
Interest income	$1,991	$1,972	$2,057	$2,149
Interest expense	690	650	628	595
Net interest income	1,301	1,322	1,429	1,554

Provision for credit losses	41	47	46	226

Non-interest income	321	303	322	405

Non-interest expenses	1,222	1,240	1,343	1,351

Income before income taxes	359	338	362	382

Income taxes	119	110	82	115

Net income	$240	$228	$280	$267

Earnings per common share:
Basic	$.12	$.11	$.13	$.12
Diluted	.11	.11	.13	.11

PART IV

(Item 15)

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following documents are filed as part of this report:

Audited Financial Statements

(a)(2)	Schedules: None

(a)(3)	Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the registrant (1)

3.2	Amended and Restated By-laws of the registrant (2)

10.1	Mt. Rainier National Bank 1990 Employee Stock Option Plan (3)

10.2	Mt. Rainier National Bank 1990 Director Stock Option Plan (4)

10.3	Mountain Bank Holding Company 1995 Employee Stock Purchase Plan (3)

10.4	Mountain Bank Holding Company 1999 Employee Stock Option Plan (3)

10.5	Form of 1999 Employee Stock Option Agreement (5)

10.6	Form of Mountain Bank Holding Company 1999 Director Stock Option Plan (5)

10.7	Form of 1999 Director Stock Option Agreement (5)

10.8	Form of 2002 Executive Supplemental Compensation Agreements dated January 1, 2002, as amended on March 3, 2005 for Messrs. Moergeli and Franks and Ms. Brumley (6)

10.9	Split Dollar Life Insurance Agreements for Messrs. Moergeli and Franks and Ms. Brumley (6)

10.10	Form of Change in Control Severance Agreement for Steve Moergeli and Sheila Brumley (6)

10.11	Salary Continuation Agreement for Sterlin Franks (6)

10.12	Form of Participant Long Term Care Agreement for directors and Sterlin Franks and Sheila Brumley (6)

10.13	Form of Amendment to the Supplemental Compensation Agreements for Messrs. Moergeli and Franks and Ms. Brumley (7)

E-1

14.	Code of Ethics (8)

23	Consent of McGladrey & Pullen LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s quarterly report on Form 10Q-SB for the quarter ended June 30, 2000.
(2)	Incorporated by reference to exhibit 3.2 of the Registrant’s Annual Report on Form 10K-SB for the fiscal year ended December 31, 2000.
(3)	Incorporated by reference to exhibits 99.1, 99.2 and 99.3, respectively, included in the Registrant’s Registration Statement on Form S-8, Registration No. 333-61782
(4)	Incorporated by reference to exhibits included in the Registrant’s Registration Statement on Form 10-SB, Registration No. 000-28394
(5)	Incorporated by reference to exhibits 6.5, 6.6, 6.7 and 6.8, respectively, of the Registrant’s Annual Report on Form 10K-SB for the fiscal year ended December 31, 1999.
(6)	Incorporated by reference to exhibits 6.8, 6.9, 6.10, 6.11 and 6.12, respectively, of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(7)	Incorporated by reference to the Form 8-K filed by the registrant on March 8, 2005
(8)	Incorporated by reference to Exhibit 12.2 of the Registrants annual report on Form 10KSB for the fiscal year-end December 31, 2003.

E-2

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2005.

Mountain Bank Holding Company

By:	/s/ ROY T. BROOKS
Roy T. Brooks, Chairman of the Board & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March 2005.

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