Form 10-Q
period 2005-03-31
MOUNTAIN BANK HOLDING CO
filed 2005-05-09
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT APRIL 15, 2005
Common Stock - no par value	2,273,991 Shares

PART I - Financial Information

PART II - Other Information

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)
	(in thousands, except per share data)
Assets
Cash and due from banks	$2,176	$2,364
Interest bearing deposits at other financial institutions	13,945	6,185
Securities available for sale	33,964	37,502
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	734	734
Loans held for sale	355	529

Loans	119,268	120,403
Allowance for credit losses	1,430	1,376

Net loans	117,838	119,027

Premises and equipment	6,182	6,194
Accrued interest receivable	704	681
Bank owned life insurance	3,806	3,771
Other assets	839	658

Total assets	$180,543	$177,645

Liabilities
Deposits:
Demand, non-interest bearing	$31,408	$28,984
Savings and interest-bearing demand	74,120	74,300
Time	54,322	54,316

Total deposits	159,850	157,600

Securities sold under agreements to repurchase	526	—
Accrued interest payable	182	180
Note payable	31	32
Executive retirement	1,105	981
Deferred compensation	59	57
Other liabilities	295	227

Total liabilities	162,048	159,077

Shareholders’ Equity
Common stock (no par value); authorized 10,500,000 shares; issued and outstanding: 2005 - 2,273,991 shares; 2004 - 2,260,968 shares	1,137	1,130
Additional paid-in capital	10,731	10,632
Retained earnings	6,990	6,909
Accumulated other comprehensive income(loss)	(363)	(103)

Total shareholders’ equity	18,495	18,568

Total liabilities and shareholders’ equity	$180,543	$177,645

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Interest and Dividend Income
Loans	$2,077	$1,836
Deposits in banks	38	41
Investment Income:
Taxable	295	250
Tax-exempt	2	2
Dividends on stock	—	5

Total interest and dividend income	2,412	2,134

Interest Expense
Deposits	520	451
Note payable	1	1

Total interest expense	521	452
Net interest income	1,891	1,682
Provision for credit losses	54	69

Net interest income after provision for credit losses	1,837	1,613

Noninterest income
Service charges on deposit accounts	135	145
Gains on mortgage loans sold	109	46
Gain on sale of securities available for sale-net	—	12
Bank owned life insurance income	36	41
Other	58	60

Total noninterest income	338	304

Noninterest expense
Salaries and employee benefits	950	969
Occupancy and equipment	221	228
Other	391	404

Total noninterest expenses	1,562	1,601

Income before income tax expense	613	316
Income tax expense	(192)	(93)

Net income	$421	$223

Comprehensive income(loss)	$161	$338
Earnings per share:
Basic	$0.19	$0.10
Diluted	$0.18	$0.10
Average shares:
Basic	2,266,964	2,181,069
Diluted	2,334,172	2,254,009

See notes to consolidated condensed financial statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (In thousands)

Balance Ended March 31, 2004, As Restated

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
Balance at December 31, 2003	$1,088	$9,655	$5,711	$150	$16,604
Exercise of options, including tax benefit	6	66	—	—	72
Payment of cash dividend ($.10 per share)	—	—	(218)		(218)
Comprehensive income:
Net income	—	—	223	—	223
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale	—	—	—	115	115
Comprehensive Income	—	—	—	—	338
Balance Ended March 31, 2004	$1,094	$9,721	$5,716	$265	$16,796

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
Balance at December 31, 2004	$1,130	$10,632	$6,910	$(103)	$18,569
Exercise of options, including tax benefit	6	74	—	—	80
Sale of common stock under employee stock purchase plan	1	25	—	—	26
Payment of cash dividend ($.15 per share)	—	—	(341)	—	(341)
Comprehensive income:
Net income	—	—	421	—	421
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale	—	—	—	(260)	(260)
Comprehensive Income	—	—	—	—	161
Balance Ended March 31, 2005	$1,137	$10,731	$6,990	$(363)	$18,495

See notes to consolidated condensed financial statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net income	$421	$223
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	54	69
Depreciation and amortization	112	143
Net amortization and accretion of bond premiums and discounts	59	88
Gain on sales of securities available for sale	—	(12)
Stock dividends received	—	(5)
Gain on loans sold	(109)	(46)
Originations of loans held for sale	9,727	3,597
Proceeds from sales of loans	(9,444)	(4,403)
Bank owned life insurance income	(36)	(41)
(Increase) decrease in accrued interest receivable	(23)	50
Increase (decrease) in accrued interest payable	2	(3)
Other, net	202	(59)

Net cash provided by(used in) operating activities	965	(399)

Cash Flows from Investing Activities
Net decrease in interest bearing deposits in banks	(7,760)	(2,068)
Activity in securities available for sale and Federal Reserve Bank and FHLB stock
Purchases	—	(10,655)
Maturities, prepayments and calls	3,085	9,189
Increase(decrease) in loans made to customers, net of principal collections	1,135	(2,947)
Proceeds from sale of other real estate owned	—	1
Additions to premises and equipment	(100)	(49)
Proceeds from sales of premises and equipment	—	—

Net cash used in investing activities	(3,640)	(6,529)

Cash Flows from Financing Activities
Net increase in deposits	2,250	7,156
Increase in securities sold with agreements to repurchase	526	—
Repayment of long term debt	(1)	—
Net proceeds from issuance of stock	53	46
Payment of dividends	(341)	(218)

Net cash provided by financing activities	2,487	6,984

Net change in cash and due from banks	(188)	56
Cash and due from banks
Beginning of year	2,364	1,641

End of year	$2,176	$1,697

Supplemental Disclosures of Cash Flow Information
Interest paid	$519	$498
Income taxes paid	$192	$136
Supplemental Schedule of Non-Cash Investing Activities
Fair value adjustment of securities available for sale, net of tax	$(260)	$115

See notes to consolidated condensed financial statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation: The accompanying unaudited consolidated condensed financial statements for Mountain Bank Holding Company (the Company) were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim consolidated condensed financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements included in the Mountain Bank Holding Company 2004 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005.

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

Note 2 - New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement No. 123. Statement No. 123(R), Share-Based Payment, is broader in scope than the original statement, which was more narrowly focused on stock-based compensation, and makes significant changes to accounting for “payments” involving employee compensation and “shares” or securities, in the form of stock options, restricted stock or other arrangements settled in the reporting entity’s securities. Most significant in the standard is the requirement that all stock options be measured at estimated fair value at the grant date and recorded as compensation expense over the requisite service period associated with the option, usually the vesting period. The revised standard was to become effective for interim periods beginning after June 30, 2005 and be applied prospectively to stock options granted after the effective date and any unvested stock options at that date; however, the SEC superseded the FASB’s implementation timetable in April 2005, changing the effective date to the beginning of 2006 for calendar-year public companies. Although management has not completed its analysis of the revised standard, the effect of the revised standard’s implementation will be recognition of compensation expense associated with stock options.

FASB’s Emerging Issues Task Force (“EITF”), reached consensus on “The Meaning of Other-Than-Temporary and Its Application to Certain Investments” in EITF Issue No. 03-1. The guidance included in the EITF largely consists of expanded disclosures and the guidance was intended to be fully effective in 2003, except for loss-recognition guidance which had a delayed effective date into 2004. In 2004, the FASB has further delayed the loss recognition provisions of Issue No. 03-1, pending additional deliberation in the future. Because of the inconclusive status of the EITF’s current position on the loss recognition aspects of Issue No. 03-1, management is unable to speculate on the potential impact of this matter on the Company’s consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

Note 3 – Earnings Per Common Share

Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per common share are computed assuming the exercise of stock options.

	Three Months Ended March 31,
	2005	2004
Basic Earnings Per Share Computation
Numerator - Net Income	$421,000	$223,000
Denominator - Weighted average common shares outstanding	2,266,964	2,181,069
Basic Earnings Per Share	$0.19	$0.10

Diluted Earnings Per Share Computation
Numerator - Net Income	$421,000	$223,000
Denominator - Weighted average common shares outstanding	2,266,964	2,181,069
Effect of Dilutive Securities - Options and Stock Purchase Plan	67,208	72,940
Weighted average common shares and dilutive securities	2,334,172	2,254,009
Diluted Earnings Per Share	$0.18	$0.10

Note 4 – Stock Based Compensation

At March 31, 2005 the Company has four stock-based employee and director compensation plans and an employee stock purchase plan. The Company accounts for those plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as all options granted under those plans and the purchase price under the stock purchase plan were equal to the market value of the Company’s stock on the date of grant. No options were granted for the three months ended March 31, 2005 and 2004. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 and stock purchased under the stock purchase plan.

	Three months ended March 31,
	2005	2004
	Dollars in thousands, except per share amounts
Net income, as reported	$421	$233
Less total stock-based compensation expense determined under fair value method for all qualifying awards, less tax effect	(20)	(26)
Pro forma net income	$401	$207
Earnings per share:
Basic:
As reported	$0.19	$0.10
Pro forma	0.18	0.09
Diluted:
As reported	0.18	0.10
Pro forma	0.17	0.09

Note 5 – Securities Available for Sale

The amortized cost of securities and their approximate fair values are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2005
U.S. Treasury securities	$3,080	$2	$42	$3,040
U.S. Government and agency securities	15,107	8	269	14,846
Mortgage-backed securities	13,986	15	270	13,731
Obligations of states and political subdivisions	295	—	1	294
Corporate securities	1,985	8	—	1,993
Equity securities	60	—	—	60
	$34,513	$33	$582	$33,964
December 31, 2004
U.S. Treasury securities	$3,094	$7	$14	$3,087
U.S. Government and agency securities	16,835	22	115	16,742
Mortgage-backed securities	15,106	53	130	15,029
Obligations of states and political subdivisions	295	2	—	297
Corporate securities	2,268	20	1	2,287
Equity securities	60		—	60
	$37,658	$104	$260	$37,502

The following shows the unrealized gross losses and fair value of securities in the available for sale portfolio at March 31, 2005 and December 31, 2004, by the length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		More Than 12 Months		Total
	Unrealized Gross Loss	Fair Value	Unrealized Gross Loss	Fair Value	Unrealized Gross Loss	Fair Value
March 31, 2005
U.S. Treasury securities	$(42)	$2,025	$—	$—	$(42)	$2,025
U.S. Government and agency securities	(269)	13,522	—	—	(269)	13,522
Mortgage-backed securities	(152)	7,285	(118)	4,352	(270)	11,637
Corporate securities	(1)	127	—	—	(1)	127
	$(464)	$22,959	$(118)	$4,352	$(582)	$27,311
December 31, 2004
U.S. Treasury securities	$(9)	$1,064	$(5)	$998	$(14)	$2,062
U.S. Government and agency securities	(84)	11,479	(31)	2,469	(115)	13,948
Mortgage-backed securities	(106)	8,240	(23)	2,820	(129)	11,060
Corporate securities	(2)	294	—	—	(2)	294
	$(201)	$21,077	$(59)	$6,287	$(260)	$27,364

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

Note 6 – Securities Sold Under Agreements to Repurchase

At March 31, 2005, $982 of securities were pledged as collateral for securities sold under repurchase agreements. The securities purchased and sold are for one-day periods and bore interest at 2.00% on March 31, 2005.

Note 7 – Commitments and Contingencies

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

	March 31, 2005	December 31, 2004
Commercial and Agriculture	$12,372	$13,935
Real Estate	4,747	4,852
Credit Cards	3,613	3,506

Total	$20,732	$22,293

Outstanding commitments under letters of credit totaled $286 at March 31, 2005 and December 31, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the quarter ended March 31, 2005. This report contains certain “forward looking statements.” The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward-looking statements may describe future plans or strategies and include the Company’s expectations of future financial results. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements. The Company’s ability to predict results of the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include competition in the financial services market for both deposits and loans, interest rate trends, the economic climate in the Company’s market areas and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

Total assets only grew nominally during the first quarter. This was due to slower loan demand and increased loan payoffs. Funds from the decrease in loans along with the $2.3 increase in non-interest bearing deposit accounts and the maturing securities were invested in short term interest bearing deposits at other financial institutions. We expect to use these deposits to fund loans in future quarters.

The following table presents the composition and carrying value of the Company’s investment portfolio at March 31, 2005 and December 31, 2004 and the dollar and percentage changes of each investment category.

	March 31, 2005	December 31, 2004	Dollar Change	Percentage Change
	(in thousands)
US Treasury securities	$3,040	$3,087	$(47)	-1.52%
US Government agency securities	14,846	16,742	(1,896)	-11.32%
Mortgage Backed Securities	13,731	15,029	(1,298)	-8.64%
Obligations of states and political subdivisions	294	297	(3)	-1.01%
Corporate Securities	1,993	2,287	(294)	-12.86%
Bankers Bank Stock	60	60	—	0.00%

Total	$33,964	$37,502	$(3,538)	-9.43%

Loans: Net loans receivable, including loans held for sale, decreased by $780 thousand to $119.6 million at March 31, 2005. Though loan volumes remained consistent, the decrease in the loan portfolio was significantly influenced by decreases in Commercial and Construction financing wherein construction and commercial loan payoffs outpaced new construction and commercial lending. On the other hand, a revitalized second mortgage market affected Residential Real Estate growth. Likewise, Consumer loans decreased $116 thousand, as new loan originations remained sluggish.

The following table sets forth the composition of the Company’s loan portfolio by type of loan:

	March 31, 2005		December 31, 2004
	Total Loans	Percent of Total Loans	Total Loans	Percent of Total Loans
	(dollars in thousands)
Commercial and Agricultural	$26,585	22.29%	$26,918	22.36%
Real Estate:
Residential Real Estate	9,263	7.77%	9,304	7.73%
Commercial Real Estate	67,195	56.34%	67,077	55.71%
Construction	10,933	9.17%	11,696	9.71%
Consumer	5,292	4.44%	5,408	4.49%
Total loans	$119,268	100.00%	$120,403	100.00%

Non-performing assets:

The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated:

	March 31, 2005			December 31, 2004
	Accruing Loans 90 Days or More Past Due	Non- accrual	Restructured	Accruing Loans 90 Days or More Past Due	Non- accrual	Restructured
	(dollars in thousands)			(dollars in thousands)
Commercial and	$0	$0	$0	$0	$0	$0
Agricultural
Real Estate	0	0	0	0	0	0
Consumer	0	45	—	8	—	0
Total	$0	$45	$0	$8	$0	$0

The Company had no loans 90 days past due still accruing interest at March 31, 2005, and only $8 at December 31, 2004.

Activity in the Allowance for Credit Losses: Activity in the allowance for credit losses in the three months ended March 31, 2005 and 2004 is as follows:

	2005	2004
	(dollars in thousands)
Balance beginning of period	$1,376	$1,101

Provision for credit losses	54	69

Loans charged off	0	3
Recoveries on loans previously charged off	0	0
Net chargeoffs	0	3

Balance at end of period	$1,430	$1,167

Premises and Equipment: The Company is in the process of remodeling the new Auburn, Washington branch site. The South Auburn location will be relocated when completed. The final bid to remodel the facility is $637 thousand, with an additional estimate of $306 thousand for furniture and equipment. The Company has an offer to purchase on a site in Federal Way, Washington for $360 thousand, contingent on the completion of a lot line adjustment. The Company intends to build a full service branch on the site and relocate it’s loan production office in Federal Way to the new branch.

Deposits: From December 31, 2004, deposits increased $2.2 million or 1.43% to March 31, 2005. Savings increased $1.4 million and interest-bearing deposits, which include money market accounts and NOW accounts decreased $1.6 million. Demand deposits increased $2.4 million for the three-month period. The recent rate increases attributed to the deposit growth in the first quarter.

The following table sets forth the balance of deposits in the various types of accounts offered by the Bank at the dates indicated:

	March 31, 2005		December 31, 2004
	Amounts	$ Amount of Increase	% of Increase	Amounts
	(dollars in thousands)
Non-interest bearing demand	$31,408	$2,424	8.36%	$28,984
Interest-bearing demand	56,450	(1,609)	-2.77%	58,059
Savings	17,670	1,429	8.80%	16,241
Certificates of deposit	31,698	274	0.87%	31,424
Certificates of deposit over $ 100,000	22,624	(268)	-1.17%	22,892

Total	$159,850	$2,250	1.43%	$157,600

Shareholders Equity: The Company paid a cash dividend in the amount of $.15 per share to shareholders of record on March 15, 2005. The total amount of the dividend was $341,000.

Comparison of Operating Results for the Three Months Ended March 31, 2005 and 2004

Net Income: Net income for the three months ended March 31, 2005 was $421,000 or $.18 per diluted share ($.19 per basic share) compared to $223,000 or $.10 per diluted share and basic shares for the three months ended March 31, 2004. The higher earnings for the current quarter were primarily a result of increased net interest income. Net interest income was higher due to a higher percentage of our earning assets being in loans, which earns more than securities and interest bearing deposits.

Net Interest Income: Net interest income increased $209,000 to $1,891,000 for the quarter ended March 31, 2005 compared to $1,682,000 for the same period in 2004. The increase was attributed primarily to the increased volume in loans from 2004 compared to 2005.

Provision for Credit Losses: The provision for loan losses for the quarter ended March 31, 2005 decreased $15,000 to $54,000 from $69,000 for the quarter ended March 31, 2004. The Bank has established a systematic methodology for the determination of provisions of credit losses. On a quarterly basis the Bank performs an analysis, taking into consideration historic loss experience for various loan segments, changes in economic conditions, delinquency ratios, and other factors to determine the level of allowance for credit losses needed.

Based on its analysis, management deemed the allowance for credit losses of $1.4 million at March 31, 2005 (1.20% of outstanding loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. The allowance for credit losses was $1.2 million (1.15% of outstanding loans) at March 31, 2004. The Company had no net charge-offs for the three months ended March 31, 2005 compared to $3,000 in net charge-offs for the three months ended March 31, 2004.

Non-interest Income: Total non-interest income increased $34,000 to $338,000 for the quarter ended March 31, 2005 from $304,000 for the quarter ended March 31, 2004, primarily due to a $63,000 increase in income from mortgage loan sales. The Bank has added three additional mortgage loan officers in the first quarter of 2005 which resulted in more mortgage loan volume.

Non-interest Expense: Total non-interest expense decreased $39,000 to $1,562,000 for the quarter ended March 31, 2005 from $1,601,000 at March 31, 2004. The Company continues its efforts to keep expenses down.

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

An analysis of liquidity should include a review of the changes that appear in the consolidated condensed statement of cash flows for the three months ended March 31, 2005. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchase of securities, and the net change in loans. Financing activities present the cash flows associated with the Company’s deposit accounts, other borrowings, and sale of common stock.

The Company’s consolidated total of cash and due from banks and interest bearing deposits increased by $7.7 million. Those funds will be used to fund future loan growth.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2005, the Bank’s liquidity ratio was 13%. The Bank also maintains borrowing lines at the Federal Home Loan Bank of Seattle and other correspondents with available advances up to $27.6 million. As of March 31, 2005, there are no advances on these lines of credit.

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

The Bank’s primary investing activity is the origination of real estate, commercial, and consumer loans. At March 31, 2005, the Bank had loan commitments and undisbursed loans in process totaling $20.7 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2005 totaled $35.4 million. Historically, the Bank has been able to retain a significant amount of its certificates of deposit as they mature.

Federally insured national banks are required to maintain minimum levels of regulatory capital. Under current regulation, nationally chartered banks generally must maintain (a) a ratio of Tier 1 leverage capital of 4%, (b) a Tier 1 capital to risk weighted assets of at least 4% and (c) a ratio of total capital to risk weighted assets of at least 8%. At March 31, 2005, the Bank was in compliance with all applicable capital requirements.

The following table compares the Company’s regulatory capital ratios as of March 31, 2005 and December 31, 2004 to the minimum regulatory capital requirements:

	Adequately Capitalized Standards	Well Capitalized Standards	March 31, 2005	December 31, 2004
Tier 1 Leverage Ratio	4%	5%	10.65%	10.47%
Tier 1 Risk Based Capital Ratio	4%	6%	14.01%	13.70%
Total Risk Based Capital Ratio	8%	10%	15.08%	14.71%

Key Financial Ratios: The following table represents key financial ratios as of March 31, 2005 and December 31, 2004 and March 31, 2004:

	March 31, 2005	December 31, 2004	March 31, 2004
	(dollars in thousands)
Performance Ratios:
Return on average assets	0.96%	0.84%	0.57%
Return on average equity	9.01%	8.09%	5.28%
Net interest margin	4.60%	4.70%	4.60%
Efficiency ratio	70.04%	73.48%	77.57%

Asset Quality Ratios:
Non-performing loans	$45	$—	$116
Real Estate Owned	$—	$—	$139
Total non-performing assets	$45	$—	$255
Total non-performing assets to total assets	0.02%	0.00%	0.16%
Allowance for credit losses to non-performing loans	0.00%	0.00%	458%

Asset Balance Sheet:
Average Total Loans	$118,482	$109,439	$99,970
Average Total Interest Earning Assets	$164,018	$157,462	$146,785
Average Total Assets	$175,933	$168,613	$157,206
Average Total Interest Bearing Deposits	$127,398	$123,711	$116,586
Average Shareholder’s Equity	$18,681	$17,518	$16,903

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At March 31, 2005, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2004. For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds,

Unregistered sales of equity securities – None to be reported

Use of Proceeds – None to be reported

Item 3.	Defaults Upon Senior Securities

None to be reported

Item 4.	Submission of Matters to a Vote of Security Holders

None to be reported

Item 5.	Other Information

None to be reported.

Item 6.	Exhibits

Exhibit 31.1 – 302 Certification of CEO

Exhibit 31.2 – 302 Certification of CFO

Exhibit 32 – Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOUNTAIN BANK HOLDING COMPANY (Registrant)

Dated: May 6, 2005	/s/ Roy T. Brooks
Roy T. Brooks, President and Chief Executive Officer

Dated: May 6, 2005	/s/ Sheila Brumley
Sheila Brumley, Chief Financial Officer