Form 10-Q
period 2005-06-30
MOUNTAIN BANK HOLDING CO
filed 2005-08-10
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT JULY 25, 2005
Common Stock - no par value	2,300,641 Shares

PART I - Financial Information

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2005 (unaudited)	December 31, 2004
	(in thousands, except per share data)
Assets
Cash and due from banks	$2,702	$2,364
Interest bearing deposits at other financial institutions	16,034	6,185
Securities available for sale	33,768	37,502
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	735	734
Loans held for sale	1,489	529
Loans	123,350	120,403
Allowance for credit losses	1,480	1,376

Net loans	121,870	119,027

Premises and equipment	6,456	6,194
Accrued interest receivable	652	681
Bank owned life insurance	3,892	3,771
Other assets	683	658

Total assets	$188,281	$177,645

Liabilities
Deposits:
Demand, non-interest bearing	$32,658	$28,984
Savings and interest-bearing demand	79,700	74,300
Time	54,798	54,316

Total deposits	167,156	157,600

Securities sold under agreements to repurchase	301	—
Accrued interest payable	183	180
Note payable	31	32
Executive retirement	1,204	981
Deferred compensation	60	57
Other liabilities	38	227

Total liabilities	168,973	159,077

Shareholders’ Equity
Common stock (no par value); authorized 10,500,000 shares; issued and outstanding: 2005 - 2,297,491 shares; 2004 - 2,260,968 shares	1,149	1,130
Additional paid-in capital	10,891	10,632
Retained earnings	7,509	6,909
Accumulated other comprehensive income(loss)	(241)	(103)

Total shareholders’ equity	19,308	18,568

Total liabilities and shareholders’ equity	$188,281	$177,645

See notes to consolidated condensed financial statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)		(in thousands, except per share data)

Interest and Dividend Income
Loans	$2,269	$2,020	$4,346	$3,856
Deposits in banks	52	26	90	67
Investment Income:
Taxable	269	262	564	512
Tax-exempt	2	2	4	4
Dividends on stock	3	5	3	10

Total interest and dividend income	2,595	2,315	5,007	4,449
Interest Expense
Deposits	553	468	1,073	919
Repurchase agreements	1	—	1	—
Note payable	—	—	1	1

Total interest expense	554	468	1,075	920
Net interest income	2,041	1,847	3,932	3,529
Provision for credit losses	54	69	108	138

Net interest income after provision for credit losses	1,987	1,778	3,824	3,391

Noninterest income
Service charges on deposit accounts	142	152	277	297
Gains on mortgage loans sold	137	90	246	136
Gain on sale of securities available for sale-net	—	—	—	12
Bank owned life insurance income	39	41	75	82
Other	81	62	139	122

Total noninterest income	399	345	737	649

Noninterest expense
Salaries and employee benefits	962	934	1,912	1,903
Occupancy and equipment	221	230	442	458
Other	433	397	824	801

Total noninterest expenses	1,616	1,561	3,178	3,162

Income before income tax expense	770	562	1,383	878
Income tax expense	(251)	(181)	(443)	(274)

Net income	$519	$381	$940	$604

Comprehensive income(loss)	$641	$(52)	$802	$286
Earnings per share:
Basic	$0.23	$0.17	$0.41	$0.27
Diluted	$0.22	$0.17	$0.40	$0.26
Average shares:
Basic	2,283,029	2,217,937	2,275,041	2,207,339
Diluted	2,340,527	2,292,540	2,328,212	2,281,204

See notes to consolidated condensed financial statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (In thousands)

Balance Ended June 30, 2004, As Restated

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
Balance at December 31, 2003	$1,088	$9,655	$5,711	$150	$16,604
Exercise of options, including tax benefit	6	66	—	—	72
Sale of common stock under employee stock purchase plan	1	22			23
Sale of common stock	30	816			846
Payment of cash dividend ($.10 per share)	—	—	(218)		(218)
Comprehensive income:
Net income	—	—	604	—	604
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale, net of tax	—	—	—	(318)	(318)
Comprehensive Income	—	—	—	—	286
Balance Ended June 30, 2004	$1,125	$10,559	$6,097	$(168)	$17,613

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
Balance at December 31, 2004	$1,130	$10,632	$6,909	$(103)	$18,568
Exercise of options, including tax benefit	18	235	—	—	253
Sale of common stock under employee stock purchase plan	1	24			25
Payment of cash dividend ($.15 per share)	—	—	(340)	—	(340)
Comprehensive income:
Net income	—	—	940	—	940
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale, net of tax	—	—	—	(138)	(138)
Comprehensive Income	—	—	—	—	802
Balance Ended June 30, 2005	$1,149	$10,891	$7,509	$(241)	$19,308

See notes to consolidated condensed financial statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Net income	$940	$604
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	108	138
Depreciation and amortization	231	282
Net amortization and accretion of bond premiums and discounts	110	196
Gain on sales of securities available for sale	—	(12)
Stock dividends received	(2)	(8)
Gain on loans sold	(246)	(136)
Originations of loans held for sale	21,684	12,376
Proceeds from sales of loans	(22,398)	(12,811)
Bank owned life insurance income	(75)	(82)
Decrease in accrued interest receivable	29	20
Increase in accrued interest payable	3	11
Other, net	135	424

Net cash provided by operating activities	519	1,002

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	(9,849)	3,879
Securities available for sale:
Purchases	(2,039)	(17,170)
Maturities, prepayments and calls	5,455	12,063
Increase (decrease) in loans made to customers, net of principal collections	(2,951)	(10,836)
Proceeds from sale of other real estate owned	—	3
Additions to premises and equipment	(501)	(200)
Proceeds from sales of premises and equipment	8	—
Purchase of Bank Owned Life Insurance	—	(300)

Net cash used in investing activities	(9,877)	(12,561)

Cash Flows from Financing Activities
Net increase in deposits	9,556	10,784
Increase in securities sold with agreements to repurchase	301	—
Repayment of long term debt	(1)	(1)
Net proceeds from issuance of stock	180	915
Payment of dividends	(340)	(218)

Net cash provided by financing activities	9,696	11,480

Net change in cash and due from banks	338	(79)
Cash and due from banks
Beginning of year	2,364	1,641

End of year	$2,702	$1,562

Supplemental Disclosures of Cash Flow Information
Interest paid	$1,071	$909
Income taxes paid	$481	$354
Supplemental Schedule of Non-Cash Investing Activities
Fair value adjustment of securities available for sale, net of tax	$(138)	$(318)

See notes to consolidated condensed financial statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited) (dollars in thousands except per share amounts)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation: The accompanying unaudited consolidated condensed financial statements for Mountain Bank Holding Company (the Company) were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim consolidated condensed financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements included in the Mountain Bank Holding Company 2004 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005.

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

Note 2 -New Accounting Standards

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

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB No 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB No. 107 during implementation of SFAS 123R.

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

	Six Months Ended June 30,
	2005	2004
Basic Earnings Per Share Computation
Numerator - Net Income	$940	$604
Denominator - Weighted average common shares outstanding	2,275,041	2,207,339
Basic Earnings Per Share	$0.41	$0.27
Diluted Earnings Per Share Computation
Numerator - Net Income	$940	$604
Denominator - Weighted average common shares outstanding	2,275,041	2,207,339
Effect of Dilutive Securities - Options and Stock Purchase Plan	53,171	73,865
Weighted average common shares and dilutive securities	2,328,212	2,281,204
Diluted Earnings Per Share	$0.40	$0.26

Note 4 – Stock Based Compensation

At June 30, 2005 the Company has four stock-based employee and director compensation plans and an employee stock purchase plan. The Company accounts for those plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as all options granted under those plans and the purchase price under the stock purchase plan were equal to the market value of the Company’s stock on the date of grant. There were 3,000 options granted in the six months ended June 30, 2005 and 13,800 options granted in the six months ended June 30, 2004. The following table illustrates the effect on net income and earnings per share for the three months and six months ended June 30, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 and stock purchased under the stock purchase plan.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	Dollars in thousands, except per share amounts		Dollars in thousands, except per share amounts
Net income, as reported	$519	$425	$940	$692
Less total stock-based compensation expense determined under fair value method for all qualifying awards, less tax effect	(20)	(29)	(41)	(52)
Pro forma net income	$499	$396	$899	$640
Earnings per share:
Basic:
As reported	$0.23	$0.19	$0.41	$0.31
Pro forma	0.22	0.18	0.40	0.29
Diluted:
As reported	0.22	0.19	0.40	0.30
Pro forma	0.21	0.17	0.39	0.28

Note 5 – Securities Available for Sale

The amortized cost of securities and their approximate fair values are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2005
U.S. Treasury securities	$3,066	$1	$27	$3,040
U.S. Government and agency securities	15,110	7	175	14,942
Mortgage-backed securities	13,791	10	183	13,618
Obligations of states and political subdivisions	818	—	—	818
Corporate securities	1,287	3	—	1,290
Equity securities	60	—	—	60
	$34,132	$21	$385	$33,768
December 31, 2004
U.S. Treasury securities	$3,094	$7	$14	$3,087
U.S. Government and agency securities	16,835	22	115	16,742
Mortgage-backed securities	15,106	53	130	15,029
Obligations of states and political subdivisions	295	2	—	297
Corporate securities	2,268	20	1	2,287
Equity securities	60		—	60
	$37,658	$104	$260	$37,502

The following shows the unrealized gross losses and fair value of securities in the available for sale portfolio at June 30, 2005 and December 31, 2004, by the length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		More Than 12 Months		Total
	Unrealized Gross Loss	Fair Value	Unrealized Gross Loss	Fair Value	Unrealized Gross Loss	Fair Value
June 30, 2005
U.S. Treasury securities	$—	$—	$(27)	$2,031	$(27)	$2,031
U.S. Government and agency securities	(30)	3,417	(145)	10,202	(175)	13,619
Mortgage-backed securities	(43)	3,172	(140)	8,622	(183)	11,794
	$(73)	$6,589	$(312)	$20,855	$(385)	$27,444
December 31, 2004
U.S. Treasury securities	$(9)	$1,064	$(5)	$998	$(14)	$2,062
U.S. Government and agency securities	(84)	11,479	(31)	2,469	(115)	13,948
Mortgage-backed securities	(106)	8,240	(23)	2,820	(129)	11,060
Corporate securities	(2)	294	—	—	(2)	294
	$(201)	$21,077	$(59)	$6,287	$(260)	$27,364

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

Note 6 – Securities Sold Under Agreements to Repurchase

At June 30, 2005, $988 of securities were pledged as collateral for securities sold under repurchase agreements. The securities purchased and sold are for one-day periods and bore interest at 2.00% on June 30, 2005.

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

	June 30, 2005	December 31, 2004
Commercial and Agriculture	$12,109	$13,935
Real Estate	6,842	4,852
Credit Cards	3,456	3,506
Total	$22,407	$22,293

Outstanding commitments under letters of credit totaled $286 at June 30, 2005 and December 31, 2004.

Note 8 – Income Taxes

The income tax provision included in the statements of income for the three and six months ended June 30, 2005 and 2004, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year are increased or decreased. The effective tax rate for the three and six months ended June 30, 2005 is less than the U.S. federal statutory rate, in part, non-taxable income related to obligations of state and political subdivisions and bank-owned life insurance.

Note 9 – Subsequent Event

On July 2, 2005, the Company acquired land for $360 in Federal Way, Washington on which the Company intends to build a new branch.

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

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the quarter ended June 30, 2005. This report contains certain “forward looking statements.” The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward-looking statements may describe future plans or strategies and include the Company’s expectations of future financial results. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements. The Company’s ability to predict results of the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include competition in the financial services market for both deposits and loans, interest rate trends, the economic climate in the Company’s market areas and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

Total assets increased $10.6 million in the first six months of 2005, due primarily to an increase in total deposits of $9.6 million. $3.9 million of the deposit increase was deployed into loans with the remaining $5.7 million along with approximately $3.7 million from maturing securities going into interest bearing deposits at other financial institutions.

The following table presents the composition and carrying value of the Company’s investment portfolio at June 30, 2005 and December 31, 2004 and the dollar and percentage changes of each investment category.

	June 30, 2005	December 31, 2004	Dollar Change	Percentage Change
	(in thousands)
US Treasury securities	$3,039	$3,087	$(48)	-1.55%
US Government agency securities	14,941	16,742	(1,801)	-10.76%
Mortgage Backed Securities	13,619	15,029	(1,410)	-9.38%
Obligations of states and political subdivisions	818	297	521	175.42%
Corporate Securities	1,291	2,287	(996)	-43.55%
Bankers Bank Stock	60	60	—	0.00%

Total	$33,768	$37,502	$(3,734)	-9.96%

Loans: Gross loans receivable, including loans held for sale, at June 30, 2005 increased by $3.9 million or 3.23% to $124.8 million compared to $119.6 million at December 31, 2004. We experienced robust loan growth in commercial and residential real estate loans in the second quarter of 2005 but experienced a decrease in our commercial and agricultural loans. Commercial and agricultural demand changed as short term interest rates increased and our dairy/agriculture clients are in a profitable cycle and not requiring short term funding. Fueled by a demand for housing and low interest rates, commercial real estate and single-family residential construction have improved in recent weeks. We remain cautious about sustaining the same level of growth for the remainder of the year.

The following table sets forth the composition of the Company’s loan portfolio (including loans held for sale) by type of loan:

	June 30, 2005		December 31, 2004
	Total Loans	Percent of Total Loans	Total Loans	Percent of Total Loans
	(dollars in thousands)
Commercial and Agricultural	$24,076	19.29%	$26,918	22.26%
Real Estate:
Residential Real Estate	13,715	10.99%	9,833	8.13%
Commercial Real Estate	70,629	56.58%	67,077	55.47%
Construction	11,339	9.08%	11,696	9.67%
Consumer	5,080	4.07%	5,408	4.47%
Total loans	$124,839	100.00%	$120,932	100.00%

Non-performing assets:

The following table sets forth information with respect to the Company’s non-performing assets at the dated indicated:

	June 30, 2005			December 31, 2004
	Accruing Loans 90 Days or More Past Due	Non-accrual	Restructured	Accruing Loans 90 Days or More Past Due	Non-accrual	Restructured
	(dollars in thousands)			(dollars in thousands)
Commercial and Agricultural	$0	$0	$0	$0	$0	$0
Real Estate	0	0	0	0	0	0
Consumer	0	28	—	8	—	0
Total	$0	$28	$0	$8	$0	$0

The Company had no loans 90 days past due still accruing interest at June 30, 2005, and only $8 at December 31, 2004.

Activity in the Allowance for Credit Losses: Activity in the allowance for credit losses in the six months ended June 30, 2005 and 2004 is as follows:

	2005	2004
	(dollars in thousands)
Balance beginning of period	$1,376	$1,101
Provision for credit losses	108	138
Loans charged off	4	10
Recoveries on loans previously charged off	0	1
Net chargeoffs	4	9

Balance at end of period	$1,480	$1,230

Premises and Equipment: The Company is in the process of remodeling the new Auburn, Washington branch site. The South Auburn location will be relocated when completed. Estimated opening of the new location is September 2005. The Company has purchased a site in Federal Way, Washington for $360 thousand. The Company intends to build a full service branch on the site and relocate it’s loan production office in Federal Way to the new branch.

Deposits: From December 31, 2004, deposits increased $9.6 million or 6.06% to June 30, 2005. Savings increased $2 million and interest-bearing deposits, which include money market accounts and NOW accounts increased $3.3 million. Demand deposits increased $3.7 million for the six-month period. The recent rate increases attributed to the deposit growth in the first half of 2005.

The following table sets forth the balance of deposits in the various types of accounts offered by the Bank at the dates indicated:

	June 30, 2005			December 31, 2004
	Amounts	$ Amount of Increase	% of Increase	Amounts
	(dollars in thousands)
Non-interest bearing demand	$32,658	$3,674	12.68%	$28,984
Interest-bearing demand	61,421	3,362	5.79%	58,059
Savings	18,279	2,038	12.55%	16,241
Certificates of deposit	33,082	1,658	5.28%	31,424
Certificates of deposit over $100,000	21,716	(1,176)	-5.14%	22,892

Total	$167,156	$9,556	6.06%	$157,600

Shareholders Equity: The Company paid a cash dividend in the amount of $.15 per share to shareholders of record on March 15, 2005. The total amount of the dividend was $340,000. In addition, the Company issued 36,523 shares of common stock related to the exercise of stock options and issuance of stock under the Company’s employee stock purchase plan.

Comparison of Operating Results for the Three Months and Six Months Ended June 30, 2005 and 2004

Net Income: Net income for the three months ended June 30, 2005 was $519,000 or $.22 per diluted share ($.23 per basic share) compared to $425,000 or $.19 per diluted and basic shares for the three months ended June 30, 2004. The higher earnings for the current quarter were primarily a result of increased net interest income. Net interest income increased due to the recent increases in the prime rate and increased volumes. There are approximately $30,786 or 25% of outstanding loans tied to prime that are adjustable immediately, with an additional $49,355 or 40% adjustable at longer intervals.

Net income for the six months ended June 30, 2005 was $940,000 or $.40 per diluted share ($.41 per basic share) compared to $692,000 or $.30 per diluted share ($.41 per basic share) for the six months ended June 30, 2004. The higher earnings for the current six month period were also a result of increased net interest income due to the recent prime rate increases and increased volume.

Net Interest Income: Net interest income increased $209,000 to $1,987,000 for the quarter ended June 30, 2005 compared to $1,778,000 for the same period in 2004. The increase was attributed primarily to the increased volume in loans from 2004 compared to 2005 and the recent increases in the prime rate. The Company’s net interest margin increased from 4.70 % in June 2004 to 4.80% in June 2005.

Net interest income increased $433,000 to $3,824,000 for the six month period ended June 30, 2005 compared to $3,391,000 for the same period in 2004. The increase was attributed primarily to the increased volume in loans from 2004 compared to 2005 and the recent increases in the prime rate.

Provision for Credit Losses: The provision for loan losses for the three months ended June 30, 2005 decreased $15,000 to $54,000 from $69,000 for the quarter ended June 30, 2004. Likewise, the provision decreased $30,000 to $108,000 from $138,000 for the six month period ending June 30, 2005 compared to June 30, 2004. The Bank has established a systematic methodology for the determination of provisions of credit losses. On a quarterly basis the Bank performs an analysis, taking into consideration historic loss experience for various loan segments, changes in economic conditions, delinquency ratios, and other factors to determine the level of allowance for credit losses needed.

Based on its analysis, management deemed the allowance for credit losses of $1.5 million at June 30, 2005 (1.20% of outstanding loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. The allowance for credit losses was $1.4 million (1.14% of outstanding loans) at June 30, 2004. The Company had net charge-offs of $4,428 for the six months ended June 30, 2005 compared to $8,864 in net charge-offs for the six months ended June 30, 2004.

Non-interest Income: Total non-interest income increased $54,000 to $399,000 for the three months ended June 30, 2005 from $345,000 for the three months ended June 30, 2004, primarily due to a $47,000 increase in income from mortgage loan sales. Total non-interest income increased $88,000 to $737,000 for the six months ended June 30, 2005 from $649,000 for the six months ended June 30, 2004, primarily due to a $110,000 increase in income from mortgage loan sales. The Bank has added four additional mortgage loan officers in the first six months of 2005 which resulted in more mortgage loan volume.

Non-interest Expense: Total non-interest expense increased $121,000 to $1,616,000 for the three months ended June 30, 2005 from $1,495,000 at June 30, 2004. Total non-interest expense increased $148,000 to $3,178,000 for the six months ended June 30, 2005 from $3,030,000 at June 30, 2004. The increase is attributed to the accelerated accruals of the liability balances in the executive retirement plans.

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

An analysis of liquidity should include a review of the changes that appear in the consolidated condensed statement of cash flows for the six months ended June 30, 2005. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchase of securities, and the net change in loans. Financing activities present the cash flows associated with the Company’s deposit accounts, other borrowings, and sale of common stock.

The Company’s consolidated total of cash and due from banks and interest bearing deposits increased by $10.2 million. Those funds will be used to fund future loan growth.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2005, the Bank’s liquidity ratio was 14%. The Bank also maintains borrowing lines at the Federal Home Loan Bank of Seattle and other correspondents with available advances up to $31 million. As of June 30, 2005, there are no advances on these lines of credit.

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

The Bank’s primary investing activity is the origination of real estate, commercial, and consumer loans. At June 30, 2005, the Bank had loan commitments and undisbursed loans in process totaling $22.7 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30,

2005 totaled $32.5 million. Historically, the Bank has been able to retain a significant amount of its certificates of deposit as they mature.

Federally insured national banks are required to maintain minimum levels of regulatory capital. Under current regulation, nationally chartered banks generally must maintain (a) a ratio of Tier 1 leverage capital of 4%, (b) a Tier 1 capital to risk weighted assets of at least 4% and (c) a ratio of total capital to risk weighted assets of at least 8%. At June 30, 2005, the Bank was in compliance with all applicable capital requirements.

The following table compares the Company’s regulatory capital ratios as of June 30, 2005 and December 31, 2004.

	Adequately Capitalized Standards	Well Capitalized Standards	June 30, 2005	December 31, 2004
Tier 1 Leverage Ratio	4%	5%	10.58%	10.47%
Tier 1 Risk Based Capital Ratio	4%	6%	14.04%	13.70%
Total Risk Based Capital Ratio	8%	10%	15.10%	14.71%

Key Financial Ratios: The following table represents key financial ratios as of June 30, 2005, December 31, 2004 and June 30, 2004:

	June 30, 2005	December 31, 2004	June 30, 2004
	(dollars in thousands)
Performance Ratios:
Return on average assets	1.05%	0.84%	0.75%
Return on average equity	10.01%	8.09%	7.04%
Net interest margin	4.80%	4.70%	4.70%
Efficiency ratio	68.04%	73.48%	72.70%
Asset Quality Ratios:
Non-performing loans	$28	$—	$24
Reat Estate Owned	$—	$—	$137
Total non-performing assets	$28	$—	$161
Total non-performing assets to total assets	0.01%	N/A	0.10%
Allowance for credit losses to non-performing loans	5286%	N/A	764%
Asset Balance Sheet:
Average Total Loans	$121,157	$109,439	$102,540
Average Total Interest Earning Assets	$166,572	$157,462	$151,086
Average Total Assets	$178,520	$168,613	$161,663
Average Total Interest Bearing Deposits	$127,531	$123,711	$119,577
Average Shareholder’s Equity	$18,784	$17,518	$17,162

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At June 30, 2005, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2004. For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds,

Unregistered sales of equity securities – None to be reported

Use of Proceeds – None to be reported

Item 3.	Defaults Upon Senior Securities

None to be reported

Item 4.	Submission of Matters to a Vote of Security Holders

a)	Mountain Bank Holding Company’s Annual Shareholders Meeting was held on April 26, 2005.

(b)	(c)	The following is the name of each director elected at the meeting and the name of each other director whose term of office as a director continued after the meeting, as well as a brief description of each matter voted upon at the meeting, the number of votes cast for or withheld, and a separate tabulation with respect to each nominee for office:

The only matter presented to the shareholders for a vote at the Annual Meeting held on April 26, 2005 was the election of (3) directors for terms expiring in 2008 or until their successors have been elected and qualified.

Director:

Brian W. Gallagher
Votes cast for:	1,555,031
Votes withheld:	32,149

Michael K. Jones
Votes cast for:	1,578,069
Votes withheld:	9,111

Hans R. Zurcher
Votes cast for:	1,555,540
Votes withheld:	31,640

The following directors are continuing in office:

Directors with terms expiring in 2006

Roy T. Brooks
Susan K. Bowen-Hahto
Steve W. Moergeli

Directors with terms expiring in 2007

Barry C. Kombol
John W. Raeder
J.B. Rupert
Garrett S. Van Beek

(d)	None

Item 5.	Other Information

None to be reported.

Item 6.	Exhibits

Exhibit 31.1 –302 Certification of CEO

Exhibit 31.2 –302 Certification of CFO

Exhibit 32 – Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOUNTAIN BANK HOLDING COMPANY
(Registrant)

Dated: August 10, 2005	/s/ Roy T. Brooks
Roy T. Brooks, President and CEO

Dated: August 10, 2005	/s/ Sheila M. Brumley
Sheila M. Brumley, Chief Financial Officer