Form 10-Q/A
period 2004-03-31
MOUNTAIN BANK HOLDING CO
filed 2005-09-12
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

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

Yes  ☐    No  ☒

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT MARCH 31, 2004
Common Stock - no par value	2,188,127 Shares

EXPLANATORY NOTE

This Amendment No. 1 to this Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed in order to correct the previously issued condensed consolidated financial statements of Mountain Bank Holding Company (the “Company”) for the quarterly period ended March 31, 2004, initially filed with the Securities and Exchange Commission on May 10, 2004 (the “Original Filing”). The corrections are required to properly account for the Company’s benefit obligation with respect to its executive retirement plan. In connection with the completion of its audit of, and the issuance of an unqualified report on, the Company’s financial statement for the year ended December 31, 2004, McGladrey & Pullen LLP identified that the Company had not correctly recorded the benefit obligation of such executive retirement plan. As a consequence, the Company restated its audited 2002 and 2003 financial statements, and on March 9, 2005 the Company filed a Form 8-K stating that, among other filings, the Company’s Quarterly Reports on Form 10-Q for the periods ended September 30, 2004, June 30, 2004 and March 31, 2004 should no longer be relied upon.

This Form 10-Q/A amends and restates only Items 1, 2 and 4 of Part I and Item 6 of Part II of the Original Filing to reflect the effects of this restatement of our financial statements for the periods presented. The remaining Items contained within this Form 10-Q/A consist of all other items originally contained in the Original Filing. These remaining items are not amended hereby, but are included for the convenience of the reader. Except for the amended information, this 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

PART I - Financial Information

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2004 (Unaudited)	December 31, 2003 (Audited)
	As Restated
	(in thousands)
Assets
Cash and due from banks	$1,697	$1,641
Interest bearing deposits at other financial institutions	15,988	13,920
Securities available for sale	33,854	32,290
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	698	693
Loans held for sale	852	—

Loans	101,688	98,744
Allowance for credit losses	1,167	1,101

Net loans	100,521	97,643

Premises and equipment	5,492	5,586
Foreclosed real estate	139	140
Accrued interest receivable	606	656
Bank owned life insurance	3,700	3,358
Other assets	457	498

Total assets	$164,004	$156,425

Liabilities
Deposits:
Demand, non-interest bearing	$24,150	$23,756
Savings and interest-bearing demand	69,531	66,720
Time	52,250	48,299

Total deposits	145,931	138,775

Accrued interest payable	156	159
Note payable	34	34
Other liabilities	1,087	853

Total liabilities	147,208	139,821

Shareholders’ Equity
Common stock (no par value); authorized 10,500,000 shares; issued and outstanding: 2004 - 2,188,127 shares; 2003 - 2,176,677 shares	1,094	1,088
Additional paid-in capital	9,721	9,655
Retained earnings	5,716	5,711
Accumulated other comprehensive income	265	150

Total shareholders’ equity	16,796	16,604

Total liabilities and shareholders’ equity	$164,004	$156,425

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31, As Restated
	2004	2003
	(in thousands, except per share data)
Interest Income
Loans	$1,836	$1,722
Deposits in banks	41	48
Investment Income:
Taxable	250	$253
Tax-exempt	2	$5
Dividends on stock	5	$15

Total interest income	2,134	2,043
Interest Expense
Deposits	451	516
Note payable	1	1

Total interest expense	452	517
Net interest income	1,682	1,526
Provision for credit losses	69	58

Net interest income after provision for credit losses	1,613	1,468

Noninterest income
Service charges on deposit accounts	145	134
Gains on mortgage loans sold	46	143
Gain on sale of securities available for sale-net	12	—
Bank owned life insurance income	41	41
Other	60	67

Total noninterest income	304	385

Noninterest expense
Salaries and employee benefits	969	910
Occupancy and equipment	228	186
Other	404	392

Total noninterest expenses	1,601	1,488

Income before income tax expense	316	365
Income tax expense	(93)	(107)

Net income	$223	$258

Per share data:
Basic earnings per share	$0.10	$0.12
Diluted earnings per share	$0.10	$0.12

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (In thousands)

	As Restated
Balance Ended March 31	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2002	$1,073	$9,472	$4,489	$370	$15,404
Exercise of options, including tax benefit	$4	$37	—	—	41
Sale of common stock under employee stock purchase plan	1	17	—	—	18
Comprehensive income:
Net income	—	—	258	—	258
Other comprehensive income, net of tax:	—	—	—	—	—
Change in fair value of securities, available for sale	—	—	—	8	8
Comprehensive Income	—	—	—	—	266
Balance Ended March 31, 2003	$1,078	$9,526	$4,747	$378	$15,729

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2003	$1,088	$9,655	$5,711	$150	$16,604
Exercise of options, including tax benefit	$6	$66	—	—	72
Payment of cash dividend ($.10 per share)	—	—	(218)	—	(218)
Comprehensive income:
Net income	—	—	223	—	223
Other comprehensive income, net of tax:	—	—	—	—	—
Change in fair value of securities, available for sale	—	—	—	115	115
Comprehensive Income	—	—	—	—	338
Balance at March 31, 2004	$1,094	$9,721	$5,716	$265	$16,796

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31, As Restated
	2004	2003
	(in thousands)
Net income	$223	$258
Adjustments to reconcile net income to net cash provided by(used in) operating activities:
Provision for credit losses	69	58
Depreciation and amortization	143	115
Loss on sale of premises and equipment	—	3
Net amortization and accretion of bond premiums and discounts	88	92
Gain on sales of securities available for sale	(12)	—
Stock dividends received	(5)	—
Gain on loans sold	(46)	(143)
Originations of loans held for sale	3,597	(10,185)
Proceeds from sales of loans	(4,403)	11,101
Bank owned life insurance income	(41)	(41)
(Increase) decrease in accrued interest receivable	50	(16)
(Decrease) increase in accrued interest payable	(3)	16
Other, net	(59)	163

Net cash provided by(used in) operating activities	(399)	1,421

Cash Flows from Investing Activities
Net increase(decrease) in interest bearing deposits in banks	(2,068)	(14)
Activity in securities available for sale and Federal Reserve Bank and FHLB stock purchases	(10,655)	(2,149)
Maturities, prepayments and calls	9,189	3,831
Increase in loans made to customers, net of principal collections	(2,947)	(3,186)
Proceeds from sale of other real estate owned	1	—
Additions to premises and equipment	(49)	(785)

Net cash used in investing activities	(6,529)	(2,303)

Cash Flows from Financing Activities
Net increase in deposits	7,156	789
Net proceeds from issuance of stock	46	47
Payment of dividends	(218)	—

Net cash provided by financing activities	6,984	836

Net change in cash and due from banks	56	(46)
Cash and due from banks
Beginning of year	1,641	1,522

End of year	$1,697	$1,476

Supplemental Disclosures of Cash Flow Information
Interest paid	$498	$533
Income taxes paid	$136	$143
Supplemental Schedule of Non-Cash Investing Activities
Fair value adjustment of securities available for sale, net of tax	$115	$8

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

Restatement

The company’s management determined that the accounting for three executive retirement agreements initiated in 2002 (the Agreements) required revision. Based on an analysis of the prior accounting, management concluded that the liability for the Agreements was understated during the period from the Plan’s 2002 inception through September 30, 2004.

The following tables set forth the net effect of the restatements and reclassifications on specific amounts presented in the Company’s Consolidated Statements of Income and Consolidated Balance Sheets for the periods covered by this report:

	For the three months ended,
	March 31, 2003		March 31, 2004
	Restated	Previously Reported	Restated	Previously Reported
	(In thousands, except per share amounts)
Net Effect on specific amounts presented in the Consolidated Statements of Income:
Salaries and employee benefits	$910	$852	$969	$903
Total non-interest expense	1,488	1,430	1,601	1,535
Income before income taxes	365	423	316	382
Income taxes	107	127	93	115
Net income	258	296	223	267
Basic income per share	$0.12	$0.13	$0.10	$0.12
Diluted income per share	0.12	0.13	0.10	0.12

	December 31, 2003		March 31, 2004
	Restated	Previously Reported	Restated	Previously Reported
	(In thousands)
Net Effect on specific amounts presented in the Consolidated Balance Sheets:
Other assets	$498	$349	$457	$286
Total assets	156,425	156,276	164,004	163,833
Other liabilities	853	413	1,087	581
Total liabilities	139,821	139,381	147,208	146,702
Retained earnings	5,711	6,002	5,716	6,051
Total shareholders’ equity	16,604	16,895	16,796	17,131
Total liabilities and shareholders’ equity	$156,425	$156,276	$164,004	$163,833

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

	Three Months Ended March 31,
	2004	2003
Basic Earnings Per Share Computation
Numerator – Net Income	$223,000	$258,000
Denominator – Weighted average common shares outstanding	2,181,069	2,152,140
Basic Earnings Per Share	$.10	$.12
Diluted Earnings Per Share Computation
Numerator – Net Income	$223,000	$258,000
Denominator – Weighted average common shares outstanding	2,181,069	2,152,140
Effect of Dilutive Securities: Options	72,940	86,531
Weighted average common shares and dilutive securities	2,254,009	2,238,671
Diluted Earnings Per Share	$.10	$.12

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

	Dollars in thousands, except per share amounts
	2004	2003
Net income as reported	$223	$258
Less total stock-based compensation expense determined under fair value method for all qualifying awards	(26)	(33)
Pro forma net income	$197	$225
Earnings per share:
Basic:
As reported	$.10	$.12
Pro forma	.09	.10
Diluted:
As reported	.10	.12
Pro forma	.09	.10

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

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

Total Assets: Total assets increased $7.6 to $164.8 million at March 31, 2004. This change is due primarily to an increase in loans, including loans held for sale, of $3.8 million and interest bearing deposits in banks of $2 million, which was funded by an increase in deposits of $7.1 million.

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

	March 31, 2004	December 31, 2003	Dollar Change	Percentage Change
	(dollars in thousands)
US Treasury securities	$3,195	$3,624	($429)	-11.84%
US Government and agency securities	10,272	11,628	(1,356)	-11.66%
Mortgage backed securities	17,330	11,813	5,517	46.70%
Municipal bonds	221	221	0	0.00%
Corporate bonds	2,776	4,944	(2,168)	-43.85%
Equity securities	60	60	0	0%

Total	$33,854	$32,290	$1,564	4.84%

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

Comparison of Operating Results for the Three Months Ended March 31, 2004 and 2003

Net Income: Net income for the quarter ended March 31, 2004 was $223,000 or $.10 per diluted share and basic share compared to $258,000 or $.12 per diluted share and basic share for the quarter ended March 31, 2003. The lower earnings for the current quarter were primarily a result of decreased income from loan sales and increased non-interest expenses related to the addition of the Sumner location in March 26, 2003.

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

Non-interest Expense: Total non-interest expense increased $113,000 to $1,601,000 at March 31, 2004 from $1,488,000 at March 31, 2003. Salaries and employee benefits increased $59,000, occupancy and equipment expense increased $42,000 and other expenses increased $12,000. The increase in expenses was attributed to the opening of the Sumner office on March 26, 2003.

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

The following table compares the Company’s regulatory capital ratios as of March 31, 2004 and December 31, 2003 to the minimum regulatory capital requirements:

	Adequately Capitalized Standards	Well Capitalized Standards	March 31, 2004	December 31, 2003
Tier 1 Leverage Ratio	4%	5%	9.50%	10.69%
Tier 1 Risk Based Capital Ratio	4%	6%	13.94%	14.08%
Total Risk Based Capital Ratio	8%	10%	14.92%	15.02%

Key Financial Ratios: The following table represents key financial ratios as of March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
	(dollars in thousands)
PERFORMANCE RATIOS:
Return on average assets	.57%	.82%
Return on average equity	5.38%	7.67%
Net interest margin	4.60%	4.70%
Efficiency ratio	81.06%	73.54%
ASSET QUALITY RATIOS:
Non-performing loans	$116	$104
Real Estate Owned	$139	$140
Total non-performing assets	$255	$244
Total non performing assets to total assets	0.16%	0.16%
Allowance for credit losses to non performing loans	458%	451%

	March 31, 2004	December 31, 2003	March 31, 2003
AVERAGE BALANCE SHEET:
Average Total Loans	$99,970	$91,351	$85,322
Average Total Interest Earning Assets	$146,785	$138,280	$130,896
Average Total Assets	$157,366	$148,518	$140,629
Average Total Interest Bearing Deposits	$116,586	$110,520	$105,594
Average Shareholders’ Equity	$16,590	$15,939	$15,365

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(a)	Evaluation of Disclosure Controls and Procedures. An evaluation of the Company’s disclosure controls and procedures (as defined in Sections 13(a)-15(e) and 15d-15(e) of the Securities

Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect at such time were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act were (1) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In connection with the completion of its audit of, and the issuance of an unqualified report on, the Company’s financial statement for the year ended December 31, 2004, McGladrey & Pullen LLP identified a deficiency in the design or operation of the Company’s internal controls that it considers to be a material weakness in the effectiveness of the Company’s internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During the course of its audit McGladrey & Pullen LLP identified that the Company had not correctly recorded the benefit obligation of the Company’s executive retirement plan. A third party vendor was providing the calculation of the executive retirement liability to the Company, and the Company’s review control failed to identify errors in calculating the liability which resulted in an understatement of the executive retirement liability and compensation expense since the plan’s inception on January 1, 2002. As a consequence, the Company restated it’s audited 2002 and 2003 financial statements, and is filing Forms 10-Q/A to restate its financial statements for the periods ended September 30, 2004, June 30, 2004 and March 31, 2004. McGladrey & Pullen LLP noted that in accordance with applicable standards this restatement indicates the existence of a material weakness in the Company’s internal controls over financial reporting. The Company has revised its controls so that the executive retirement liability is now calculated separately by the Chief Financial Officer so that the Company can use it to review the third party vendor’s calculation and ensure its accuracy.

The Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that, because the material weakness in the Company’s internal controls over financial reporting existed as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were not effective as of such date. In light of the revision of the Company’s controls relating to the calculation of executive retirement liability as described above, the Company’s President and Chief Executive Officer and Chief Financial Officer believe that management appropriately modified our internal controls and remediated the material weakness during the first quarter of 2005.

(b)	Changes in Internal Controls. There were no significant changes in the Company’s internal controls during the period covered by this quarterly report. Except for the revision of the Company’s controls in the first quarter of 2005 as described in Item 4(a) above, there have been no changes in the Company’s internal controls.

PART II - Other Information

Item 1.	Legal Proceedings

Neither the Company nor the Bank is a party to any legal proceedings at this time. Further, neither the Company nor the Bank is aware of the threat of any such proceedings. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Change in securities – None to be reported

Use of Proceeds – None to be reported

Issuer Purchases of Equity Securities – None to be reported

Item 3.	Defaults Upon Senior Securities

None to be reported

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Mountain Bank Holding Company’s Annual Shareholders’ Meeting was held on March 30, 2004.

(b)	A brief description of each matter voted upon at the Annual Shareholders’ Meeting held on March 30, 2004, and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee for office is presented below:

1)	Election of (4) Directors for terms expiring in 2007 or until their successors have been elected and qualified.

Director:
Barry C. Kombol
Votes cast for:	1,563,647
Votes withheld:	23,864
John W. Raeder	1,558,894
Votes cast for:	28,617
Votes withheld:
J.B. Rupert	1,587,511
Votes cast for:
Votes withheld:	0
Garrett S. Van Beek
Votes cast for:	1,508,600
Votes withheld:	78,911

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

MOUNTAIN BANK HOLDING COMPANY (Registrant)

Dated: September 12, 2005	/s/ Roy T. Brooks
Roy T. Brooks, President and Chief Executive Officer

Dated: September 12, 2005	/s/ Sheila Brumley
Sheila Brumley, Chief Financial Officer