Form 10-Q/A
period 2004-06-30
MOUNTAIN BANK HOLDING CO
filed 2005-09-12
CIK 898018

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

EXPLANATORY NOTE

This Amendment No. 1 to this Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed in order to correct the previously issued condensed consolidated financial statements of Mountain Bank Holding Company (the “Company”) for the quarterly period ended June 30, 2004, initially filed with the Securities and Exchange Commission on July 29, 2004 (the “Original Filing”). The corrections are required to properly account for the Company’s benefit obligation with respect to its executive retirement plan. In connection with the completion of its audit of, and the issuance of an unqualified report on, the Company’s financial statement for the year ended December 31, 2004, McGladrey & Pullen LLP identified that the Company had not correctly recorded the benefit obligation of such executive retirement plan. As a consequence, the Company restated its audited 2002 and 2003 financial statements, and on March 9, 2005 the Company filed a Form 8-K stating that, among other filings, the Company’s Quarterly Reports on Form 10-Q for the periods ended September 30, 2004, June 30, 2004 and March 31, 2004 should no longer be relied upon.

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

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2004 (Unaudited)	December 31, 2003 (Audited)
	As Restated
	(in thousands)
Assets
Cash and due from banks	$1,562	$1,641
Interest bearing deposits at other financial institutions	10,041	13,920
Securities available for sale	36,730	32,290
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	702	693
Loans held for sale	571	—
Loans	109,571	98,744
Allowance for credit losses	1,230	1,101

Net loans	108,341	97,643

Premises and equipment	5,504	5,586
Foreclosed real estate	137	140
Accrued interest receivable	636	656
Bank owned life insurance	3,742	3,358
Other assets	463	498

Total assets	$168,429	$156,425

Liabilities
Deposits:
Demand, non-interest bearing	$26,278	$23,756
Savings and interest-bearing demand	68,786	66,720
Time	54,495	48,299

Total deposits	149,559	138,775

Accrued interest payable	170	159
Note payable	33	34
Other liabilities	1,054	853

Total liabilities	150,816	139,821

Shareholders’ Equity
Common stock (no par value); authorized 10,500,000 shares; issued and outstanding: 2004 - 2,249,768 shares; 2003 - 2,176,677 shares	1,125	1,088
Additional paid-in capital	10,559	9,655
Retained earnings	6,097	5,711
Accumulated other comprehensive income(loss)	(168)	150

Total shareholders’ equity	17,613	16,604

Total liabilities and shareholders’ equity	$168,429	$156,425

See notes to consolidated condensed financial statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	As Restated
	2004	2003	2004	2003
	(in thousands, except per share data)		(in thousands, except per share data)
Interest Income
Loans	$2,020	$1,817	$3,856	$3,539
Deposits in banks	26	41	67	89
Investment Income:
Taxable	262	246	512	519
Tax-exempt	2	—	4	—
Dividends on stock	5	—	10	—

Total interest income	2,315	2,104	4,449	4,147
Interest Expense
Deposits	468	476	919	992
Note payable	—	—	1	1

Total interest expense	468	476	920	993
Net interest income	1,847	1,628	3,529	3,154
Provision for credit losses	69	124	138	182

Net interest income after provision for credit losses	1,778	1,504	3,391	2,972

Noninterest income
Service charges on deposit accounts	152	145	297	279
Gains on mortgage loans sold	90	194	136	337
Gain on sale of securities available for sale-net	—	—	12	—
Bank owned life insurance income	41	41	82	82
Other	62	84	122	151

Total noninterest income	345	464	649	849

Noninterest expense
Salaries and employee benefits	934	872	1,903	1,782
Occupancy and equipment	230	222	458	408
Other	397	397	801	789

Total noninterest expenses	1,561	1,491	3,162	2,979

Income before income tax expense	562	477	878	842
Income tax expense	(181)	(151)	(274)	(258)

Net income	$381	$326	$604	$584

Comprehensive income(loss)	$(52)	$(105)	$286	$599
Per share data:
Basic earnings per share	$0.17	$0.15	$0.27	$0.27
Diluted earnings per share	$0.17	$0.14	$0.26	$0.26

See notes to consolidated condensed financial statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (In thousands)

Balance Ended June 30

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
	As Restated
Balance at December 31, 2002	$1,073	$9,472	$4,489	$370	$15,404
Exercise of options, including tax benefit	4	37	—	—	41
Sale of common stock under employee stock purchase plan	1	17	—	—	18
Comprehensive income:
Net income	—	—	584	—	584
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale	—	—	—	15	15
Comprehensive Income	—	—	—	—	599
Balance Ended June 30, 2003	$1,078	$9,526	$5,073	$385	$16,062

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
Balance at December 31, 2003	$1,088	$9,655	$5,711	$150	$16,604
Exercise of options, including tax benefit	6	66	—	—	72
Sale of common stock under employee stock purchase plan	1	22	—	—	23
Sale of common stock	30	816	—	—	846
Payment of cash dividend ($.10 per share)	—	—	(218)	—	(218)
Comprehensive income:
Net income	—	—	604	—	604
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale	—	—	—	(318)	(318)
Comprehensive Income	—	—	—	—	286
Balance at June 30, 2004	$1,125	$10,559	$6,097	$(168)	$17,613

See notes to consolidated condensed financial statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30, As Restated
	2004	2003
	(in thousands)
Net income	$604	$584
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	138	182
Depreciation and amortization	282	242
Loss on sale of premises and equipment	—	3
Net amortization and accretion of bond premiums and discounts	196	204
Gain on sales of securities available for sale	(12)	—
Stock dividends received	(8)	(13)
Gain on loans sold	(136)	(337)
Originations of loans held for sale	12,376	23,377
Proceeds from sales of loans	(12,811)	(23,494)
Bank owned life insurance income	(82)	(82)
Decrease in accrued interest receivable	20	15
(Decrease) increase in accrued interest payable	11	(10)
Other, net	424	117

Net cash provided by operating activities	1,002	788

Cash Flows from Investing Activities
Net decrease in interest bearing deposits in banks	3,879	3,395
Activity in securities available for sale and Federal Reserve Bank and FHLB stock purchases	(17,170)	(7,933)
Maturities, prepayments and calls	12,063	7,784
Increase in loans made to customers, net of principal collections	(10,836)	(6,898)
Proceeds from sale of other real estate owned	3	—
Additions to premises and equipment	(200)	(1,075)
Proceeds from sales of premises and equipment	—	12
Purchase of Bank Owned Life Insurance	(300)	—

Net cash used in investing activities	(12,561)	(4,715)

Cash Flows from Financing Activities
Net increase in deposits	10,784	3,695
Repayment of long term debt	(1)	—
Net proceeds from issuance of stock	915	47
Payment of dividends	(218)	—

Net cash provided by financing activities	11,480	3,742

Net change in cash and due from banks	(79)	(185)
Cash and due from banks
Beginning of year	1,641	1,522

End of year	$1,562	$1,337

Supplemental Disclosures of Cash Flow Information
Interest paid	$909	$1,003
Income taxes paid	$354	$298
Supplemental Schedule of Non-Cash Investing Activities
Fair value adjustment of securities available for sale, net of tax	$(318)	$15

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

The following tables set forth the net effect of the restatements and reclassifications on specific amounts presented in the Company’s Consolidated Statements of Income and Consolidated Balance Sheets for the periods covered by this report:

	For the three months ended,
	June 30, 2003		June 30, 2004
	Restated	Previously Reported	Restated	Previously Reported
	(In thousands, except per share amounts)
Net Effect on specific amounts presented in the Consolidated Statements of Income:
Salaries and employee benefits	$872	$814	$934	$868
Total non-interest expense	1,491	1,433	1,561	1,495
Income before income taxes	477	535	562	628
Income taxes	151	171	181	203
Net income	326	364	381	425
Basic income per share	$0.15	$0.17	$0.17	$0.19
Diluted income per share	0.14	0.16	0.17	0.19

	For the six months ended,
	June 30, 2003		June 30, 2004
	Restated	Previously Reported	Restated	Previously Reported
	(In thousands, except per share amounts)
Net Effect on specific amounts presented in the Consolidated Statements of Income:
Salaries and employee benefits	$1,782	$1,666	$1,903	$1,771
Total non-interest expense	2,979	2,863	3,162	3,030
Income before income taxes	842	958	878	1,010
Income taxes	258	298	274	318
Net income	584	660	604	692
Basic income per share	$0.27	$0.31	$0.27	$0.31
Diluted income per share	0.26	0.29	0.26	0.30

	December 31, 2003		June 30, 2004
	Restated	Previously Reported	Restated	Previously Reported
	(In thousands)
Net Effect on specific amounts presented in the Consolidated Balance Sheets:
Other assets	$498	$349	$463	$270
Total assets	156,425	156,276	168,429	168,236
Other liabilities	853	413	1,054	482
Total liabilities	139,821	139,381	150,816	150,244
Retained earnings	5,711	6,002	6,097	6,476
Total shareholders’ equity	16,604	16,895	17,613	17,992
Total liabilities and shareholders’ equity	$156,425	$156,276	$168,429	$168,236

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

	Six Months Ended June 30,
	2004	2003
Basic Earnings Per Share Computation
Numerator – Net Income	$604,000	$584,000
Denominator – Weighted average common shares outstanding	2,207,339	2,153,818
Basic Earnings Per Share	$.27	$.27
Diluted Earnings Per Share Computation
Numerator – Net Income	$604,000	$584,000
Denominator – Weighted average common shares outstanding	2,207,339	2,153,818
Effect of Dilutive Securities: Options	73,865	85,797
Weighted average common shares and dilutive securities	2,281,204	2,239,615
Diluted Earnings Per Share	$.26	$.26

	Three Months Ended June 30,
	2004	2003
Basic Earnings Per Share Computation
Numerator – Net Income	$381,000	$326,000
Denominator – Weighted average common shares outstanding	2,217,937	2,155,477
Basic Earnings Per Share	$.17	$.15
Diluted Earnings Per Share Computation
Numerator – Net Income	$381,000	$326,000
Denominator – Weighted average common shares outstanding	2,217,937	2,155,477
Effect of Dilutive Securities: Options	74,603	86,383
Weighted average common shares and dilutive securities	2,292,540	2,241,860
Diluted Earnings Per Share	$.17	$.14

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

	Dollars in thousands, except per share amounts
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income as reported	$381	$326	$604	$584
Less total stock-based compensation expense determined under fair value method for all qualifying awards, less tax effects	(29)	(33)	(52)	(66)
Pro forma net income	$352	$293	$552	$518
Earnings per share:
Basic:
As reported	$.17	$.15	$.27	$.27
Pro forma	.16	.14	.25	.24
Diluted:
As reported	.17	.14	.26	.26
Pro forma	.15	.13	.24	.23

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

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

Total Assets: Total assets increased $12 to $168.4 million at June 30, 2004. This change is due primarily to an increase in loans, including loans held for sale, of $11.4 million, which was funded by an increase in deposits of $10.8 million.

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

	June 30, 2004	December 31, 2003	Dollar Change	Percentage Change
	(dollars in thousands)
US Treasury securities	$3,108	$3,624	($516)	-14.24%
US Government and agency securities	15,016	11,628	3,388	29.14%
Mortgage backed securities	15,603	11,813	3,790	32.08%
Municipal bonds	215	221	(6)	-2.71%
Corporate bonds	2,728	4,944	(2,216)	-44.82%
Equity securities	60	60	0	0%

Total	$36,730	$32,290	$4,440	13.75%

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

The following table sets forth the composition of the Company’s loan portfolio by type of loan:

	June 30, 2004		December 31, 2003
	Total Loans	Percent of Total Loans	Total Loans	Percent of Total Loans
	(dollars in thousands)
Commercial and Agricultural	$23,716	21.53%	$21,526	21.80%
Real Estate:
Construction	10,234	9.29%	10,833	10.97%
Residential Real Estate	11,780	10.70%	10,729	10.87%
Commercial Real Estate	58,639	53.24%	49,780	50.41%
Consumer	5,773	5.24%	5,876	5.95%

Total loans	$110,142	100.00%	$98,744	100.00%

Non-performing assets:

The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated:

	June 30, 2004			December 31, 2003
	(dollars in thousands)
	Accruing loans past due 90 days or more	Non- accrual loans	Restructured Loans	Accruing loans past due 90 days or more	Non- accrual loans	Restructured Loans
Commercial and Agriculture	$0	$0	$0	$0	$0	$0
Real Estate	$0	$24	$0	$0	$88	$0
Consumer	$0	$0	$0	$0	$16	$0

Total	$0	$24	$0	$0	$104	$0

Activity in the Allowance for Credit Losses: Activity in the allowance for credit losses in the six months ended June 30, 2004 and 2003 is as follows:

	2004	2003
	(dollars in thousands)
Balance beginning of period	$1,101	$852
Provision for credit losses	138	182
Loans charged off	(10)	(96)
Recoveries on loans previously charged off	1	2
Net charge offs	(9)	(94)
Balance at end of period	$1,230	$940

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

The following table sets forth the balance of deposits in the various types of accounts offered by the Bank at the dates indicated:

	June 30, 2004			December 31, 2003 Amounts
	Amounts	$ Amount of Increase	% of Increase
	(dollars in thousands)
Non-interest bearing demand	$26,278	$2,522	10.62%	$23,756
Interest-bearing demand	51,156	113.22%		51,043
Savings	17,630	1,953	12.46%	15,677
Certificates of deposit	32,286	1,028	3.29%	31,258
Certificates of deposit over $100,000	22,209	5,168	30.33%	17,041

Total	$149,559	$10,784	7.77%	$138,775

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

Comparison of Operating Results for the Three Months and Six Months Ended June 30, 2004 and 2003

Net Income: Net income for the three months ended June 30, 2004 was $381,000 or $.17 per diluted and basic shares compared to $326,000 or $.14 per diluted share ($.15 per basic share) for the three months ended June 30, 2003. The higher earnings for the current quarter were primarily a result of increased net interest income.

Net income for the six months ended June 30, 2004 was $604,000 or $.26 per diluted share ($.27 per basic share) compared to $584,000 or $.26 per diluted share ($.27 per basic share) for the six months ended June 30, 2003. The higher earnings for the current quarter were primarily a result of increased net interest income. The increase in net interest income was offset by a decrease in gains on mortgage loans sold and an increase in non-interest expense.

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

Non-interest Expense: Total non-interest expense increased $70,000 to $1,561,000 for the quarter ended June 30, 2004 from $1,491,000 at June 30, 2003. Salaries and employee benefits increased $62,000 and occupancy and equipment expense increased $8,000. The salary and benefit expense was primarily attributed to the addition of staff for the loan production office in Federal Way.

For the six months ended June 30, 2004, non-interest expense increased $183,000 to $3,162,000 from $2,979,000 for the six months ended June 30, 2003. Salaries and employee benefits increased $121,000, occupancy and equipment expense increased $50,000 and other expenses increased $12,000. These increases were a result of the opening of the Sumner location and the addition of the Federal Way loan production office.

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

The following table compares the Company’s regulatory capital ratios as of June 30, 2004 and December 31, 2003 to the minimum regulatory capital requirements:

	Adequately Capitalized Standards	Well Capitalized Standards	June 30, 2004	December 31, 2003
Tier 1 Leverage Ratio	4%	5%	9.80%	10.69%
Tier 1 Risk Based Capital Ratio	4%	6%	14.20%	14.08%
Total Risk Based Capital Ratio	8%	10%	15.17%	15.02%

Key Financial Ratios: The following table represents key financial ratios as of June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003	June 30, 2003
	(dollars in thousands)
PERFORMANCE RATIOS:
Return on average assets	.75%	.82%	.82%
Return on average equity	7.17%	7.67%	7.48%
Net interest margin	4.70%	4.70%	4.80%
Efficiency ratio	72.70%	73.54%	74.44%
ASSET QUALITY RATIOS:
Non-performing loans	$24	$104	$114
Real Estate Owned	$137	$140	$147
Total non-performing assets	$161	$244	$261
Total non performing assets to total assets	0.10%	0.16%	0.18%
Allowance for credit losses to non performing loans	764%	451%	360%

	June 30, 2004	December 31, 2003	June 30, 2003
AVERAGE BALANCE SHEET:
Average Total Loans	$102,540	$91,351	$86,890
Average Total Interest Earning Assets	$151,086	$138,280	$132,708
Average Total Assets	$161,748	$148,518	$142,771
Average Total Interest Bearing Deposits	$119,577	$110,520	$106,378
Average Shareholders’ Equity	$16,849	$15,939	$15,615

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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