Form 10-Q/A
period 2004-09-30
MOUNTAIN BANK HOLDING CO
filed 2005-09-12
CIK 898018

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

EXPLANATORY NOTE

This Amendment No. 1 to this Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed in order to correct the previously issued condensed consolidated financial statements of Mountain Bank Holding Company (the “Company”) for the quarterly period ended September 30, 2004, initially filed with the Securities and Exchange Commission on November 9, 2004 (the “Original Filing”). The corrections are required to properly account for the Company’s benefit obligation with respect to its executive retirement plan. In connection with the completion of its audit of, and the issuance of an unqualified report on, the Company’s financial statement for the year ended December 31, 2004, McGladrey & Pullen LLP identified that the Company had not correctly recorded the benefit obligation of such executive retirement plan. As a consequence, the Company restated its audited 2002 and 2003 financial statements, and on March 9, 2005 the Company filed a Form 8-K stating that, among other filings, the Company’s Quarterly Reports on Form 10-Q for the periods ended September 30, 2004, June 30, 2004 and March 31, 2004 should no longer be relied upon.

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

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2004 (Unaudited)	December 31, 2003 (Audited)
	As Restated
	(in thousands)
Assets
Cash and due from banks	$2,430	$1,641
Interest bearing deposits at other financial institutions	9,152	13,920
Securities available for sale	37,689	32,290
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	731	693
Loans held for sale	172	—
Loans	116,608	98,744
Allowance for credit losses	1,300	1,101

Net loans	115,308	97,643

Premises and equipment	6,290	5,586
Foreclosed real estate	—	140
Accrued interest receivable	710	656
Bank owned life insurance	3,783	3,358
Other assets	505	498

Total assets	$176,770	$156,425

Liabilities
Deposits:
Demand, non-interest bearing	$29,901	$23,756
Savings and interest-bearing demand	72,575	66,720
Time	54,670	48,299

Total deposits	157,146	138,775

Accrued interest payable	174	159
Note payable	32	34
Other liabilities	1,169	853

Total liabilities	158,521	139,821

Shareholders’ Equity
Common stock (no par value); authorized 10,500,000 shares; issued and outstanding: 2004 - 2,249,768 shares; 2003 - 2,176,677 shares	1,125	1,088
Additional paid-in capital	10,559	9,655
Retained earnings	6,512	5,711
Accumulated other comprehensive income	53	150

Total shareholders’ equity	18,249	16,604

Total liabilities and shareholders' equity	$176,770	$156,425

See notes to consolidated condensed financial statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	As Restated
	2004	2003	2004	2003
	(in thousands, except per share data)		(in thousands, except per share data)
Interest Income
Loans	$2,099	$1,900	$5,955	$5,439
Deposits in banks	30	62	97	151
Investment Income:
Taxable	290	189	802	668
Tax-exempt	2	4	6	13
Dividends on stock	12	5	22	36

Total interest income	2,433	2,160	6,882	6,307
Interest Expense
Deposits	492	474	1,411	1,466
Note payable	1	1	2	2

Total interest expense	493	475	1,413	1,468
Net interest income	1,940	1,685	5,469	4,839
Provision for credit losses	69	109	207	291

Net interest income after provision for credit losses	1,871	1,576	5,262	4,548

Noninterest income
Service charges on deposit accounts	151	149	448	428
Gains on mortgage loans sold	60	205	196	542
Gain on sale of securities available for sale-net	2	—	14	—
Bank owned life insurance income	40	34	122	116
Other	80	78	202	229

Total noninterest income	333	466	982	1,315

Noninterest expense
Salaries and employee benefits	1,037	1,011	2,940	2,793
Occupancy and equipment	225	226	683	634
Other	338	360	1,139	1,149

Total noninterest expenses	1,600	1,597	4,762	4,576

Income before income tax expense	604	445	1,482	1,287
Income tax expense	(189)	(136)	(463)	(394)

Net income	$415	$309	$1,019	$893

Comprehensive income(loss)	$636	$186	$922	$785
Earnings per share:
Basic	$0.18	$0.15	$0.46	$0.42
Diluted	$0.18	$0.14	$0.44	$0.40
Average shares:
Basic	2,249,768	2,155,477	2,221,638	2,154,365
Diluted	2,324,478	2,243,583	2,295,654	2,241,371

See notes to consolidated condensed financial statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (In thousands)

Balance Ended September 30

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
Balance at December 31, 2002	$1,073	$9,472	$4,489	$370	$15,404
Exercise of options, including tax benefit	4	37	—	—	41
Sale of common stock under employee stock purchase plan	1	17	—	—	18
Comprehensive income:
Net income	—	—	893	—	893
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale	—	—	—	(108)	(108)
Comprehensive Income	—	—	—	—	785
Balance Ended September 30, 2003	$1,078	$9,526	$5,382	$262	$16,248

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
Balance at December 31, 2003	$1,088	$9,655	$5,711	$150	$16,604
Exercise of options, including tax benefit	6	66	—	—	72
Sale of common stock under employee stock purchase plan	1	22	—	—	23
Sale of common stock	30	816	—	—	846
Payment of cash dividend ($.10 per share)	—	—	(218)	—	(218)
Comprehensive income:
Net income	—	—	1,019	—	1,020
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale	—	—	—	(97)	(97)
Comprehensive Income	—	—	—	—	923
Balance Ended September 30, 2004	$1,125	$10,559	$6,512	$53	$18,250

See notes to consolidated condensed financial statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Net income	$1,019	$893
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	207	291
Depreciation and amortization	413	383
Net amortization and accretion of bond premiums and discounts	278	348
Gain on sales of securities available for sale	(14)	—
Stock dividends received	(11)	(18)
Gain on loans sold	(196)	(542)
Originations of loans held for sale	18,483	40,311
Proceeds from sales of loans	(18,459)	(37,138)
Gain on sale of other real estate	(18)	—
Bank owned life insurance income	(122)	(118)
(Increase) decrease in accrued interest receivable	(54)	(14)
Increase (decrease) in accrued interest payable	15	(32)
Other, net	380	355

Net cash provided by operating activities	1,921	4,719

Cash Flows from Investing Activities
Net decrease in interest bearing deposits in banks	4,768	1,607
Activity in securities available for sale and Federal Reserve Bank and FHLB stock Purchases	(20,462)	(16,833)
Maturities, prepayments and calls	14,627	13,273
Increase in loans made to customers, net of principal collections	(17,872)	(11,051)
Proceeds from sale of other real estate owned	158	—
Additions to premises and equipment	(1,117)	(1,198)
Proceeds from sales of premises and equipment	—	19
Purchase of Bank Owned Life Insurance	(300)	—

Net cash used in investing activities	(20,198)	(14,183)

Cash Flows from Financing Activities
Net increase in deposits	18,371	9,247
Repayment of long term debt	(2)	(1)
Net proceeds from issuance of stock	915	48
Payment of dividends	(218)	—

Net cash provided by financing activities	19,066	9,294

Net change in cash and due from banks	789	(170)
Cash and due from banks
Beginning of year	1,641	1,522

End of year	$2,430	$1,352

Supplemental Disclosures of Cash Flow Information
Interest paid	$1,398	$1,500
Income taxes paid	$577	$350
Supplemental Schedule of Non-Cash Investing Activities
Fair value adjustment of securities available for sale, net of tax	$(97)	$(108)

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

The following tables set forth the net effect of the restatements and reclassifications on specific amounts presented in the Company’s Consolidated Statements of Income and Consolidated Balance Sheets for the periods covered by this report:

	For the three months ended,
	September 30, 2003		September 30, 2004
	Restated	Previously Reported	Restated	Previously Reported
	(In thousands, except per share amounts)
Net Effect on specific amounts presented in the Consolidated Statements of Income:
Salaries and employee benefits	$1,011	$953	$1,037	$971
Total non-interest expense	1,597	1,539	1,600	1,534
Income before income taxes	445	503	604	670
Income taxes	136	156	189	211
Net income	309	347	415	459
Basic income per share	$0.15	$0.16	$0.18	$0.20
Diluted income per share	0.14	0.15	0.18	0.20

	For the nine months ended,
	September 30, 2003		September 30, 2004
	Restated	Previously Reported	Restated	Previously Reported
	(In thousands, except per share amounts)
Net Effect on specific amounts presented in the Consolidated Statements of Income:
Salaries and employee benefits	$2,793	$2,619	$2,940	$2,742
Total non-interest expense	4,576	4,402	4,762	4,564
Income before income taxes	1,287	1,461	1,482	1,680
Income taxes	394	454	462	529
Net income	893	1,007	1,020	1,151
Basic income per share	$0.42	$0.47	$0.46	$0.52
Diluted income per share	0.40	0.45	0.44	0.50

	December 31, 2003		September 30, 2004
	Restated	Previously Reported	Restated	Previously Reported
	(In thousands)
Net Effect on specific amounts presented in the Consolidated Balance Sheets:
Other assets	$498	$349	$505	$289
Total assets	156,425	156,276	176,770	176,554
Other liabilities	853	413	1,169	530
Total liabilities	139,821	139,381	158,521	157,882
Retained earnings	5,711	6,002	6,512	6,935
Total shareholders’ equity	16,604	16,895	18,249	18,672
Total liabilities and shareholders’ equity	$156,425	$156,276	$176,770	$176,554

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

	Nine Months Ended September 30,
	2004	2003
Basic Earnings Per Share Computation
Numerator – Net Income	$1,019,000	$893,000
Denominator – Weighted average common shares outstanding	2,221,638	2,154,365
Basic Earnings Per Share	$.46	$.42
Diluted Earnings Per Share Computation
Numerator – Net Income	$1,019,000	$893,000
Denominator – Weighted average common shares outstanding	2,221,638	2,154,365
Effect of Dilutive Securities: Options	74,016	87,006
Weighted average common shares and dilutive securities	2,295,654	2,241,371
Diluted Earnings Per Share	$.44	$.40

	Three Months Ended September 30,
	2004	2003
Basic Earnings Per Share Computation
Numerator – Net Income	$415,000	$309,000
Denominator – Weighted average common shares outstanding	2,249,768	2,155,477
Basic Earnings Per Share	$.18	$.15
Diluted Earnings Per Share Computation
Numerator – Net Income	$415,000	$309,000
Denominator – Weighted average common shares outstanding	2,249,768	2,155,477
Effect of Dilutive Securities: Options	74,710	88,106
Weighted average common shares and dilutive securities	2,324,478	2,243,583
Diluted Earnings Per Share	$.18	$.14

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

	Dollars in thousands, except per share amounts
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income as reported	$415	$309	$1,019	$893
Less total stock-based compensation expense determined under fair value method for all qualifying awards, less tax effects	(26)	(39)	(49)	(105)
Pro forma net income	$389	$270	$970	$788
Earnings per share:
Basic:
As reported	$.18	$.15	$.46	$.42
Pro forma	.17	.13	.44	.37
Diluted:
As reported	.18	.14	.44	.40
Pro forma	.17	.12	.42	.35

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

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

Total Assets: Total assets increased $20.3 to $176.8 million at September 30, 2004. This change is due primarily to an increase in loans, including loans held for sale, of $18 million, which was funded by an increase in deposits of $18.4 million.

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

	September 30, 2004	December 31, 2003	Dollar Change	Percentage Change
	(dollars in thousands)
US Treasury securities	$3,115	$3,624	($509)	-14.05%
US Government and agency securities	16,385	11,628	4,757	40.91%
Mortgage backed securities	15,510	11,813	3,697	31.30%
Municipal bonds	305	221	84	38.01%
Corporate bonds	2,314	4,944	(2,630)	-53.20%
Equity securities	60	60	0	0%

Total	$37,689	$32,290	$5,399	16.72%

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

Comparison of Operating Results for the Three Months and Nine Months Ended September 30, 2004 and 2003

Net Income: Net income for the three months ended September 30, 2004 was $415,000 or $.18 per diluted share and basic shares compared to $309,000 or $.14 per diluted share ($.15 per basic share) for the three months ended September 30, 2003. The higher earnings for the current quarter were primarily a result of increased net interest income. Net interest income was higher due to a higher percentage of our earning assets being in loans, which earns more than securities and interest bearing deposits.

Net income for the nine months ended September 30, 2004 was $1,019,000 or $.44 per diluted share ($.46 per basic share) compared to $893,000 or $.40 per diluted share ($.42 per basic share) for the nine months ended September 30, 2003. The higher earnings for the nine month period were primarily a result of increased net interest income. The increase in net interest income was offset by a decrease in gains on mortgage loans sold and an increase in non-interest expense.

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

Non-interest Expense: Total non-interest expense increased $3,000 to $1,600,000 for the quarter ended September 30, 2004 from $1,597,000 at September 30, 2003. Other expenses decreased $22,000 for the period while salaries and employee benefits increased $26,000 and occupancy and equipment expense decreased $1,000.

For the nine months ended September 30, 2004, non-interest expense increased $186,000 to $4,762,000 from $4,576,000 for the nine months ended September 30, 2003. Salaries and employee benefits increased $147,000, occupancy and equipment expense increased $49,000 and other expenses decreased $10,000. These increases were primarily the result of the opening of the Sumner location and the addition of the Federal Way loan production office.

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

The following table compares the Company’s regulatory capital ratios as of September 30, 2004 and December 31, 2003 to the minimum regulatory capital requirements:

	Adequately Capitalized Standards	Well Capitalized Standards	September 30, 2004	December 31, 2003
Tier 1 Leverage Ratio	4%	5%	10.54%	10.69%
Tier 1 Risk Based Capital Ratio	4%	6%	13.75%	14.08%
Total Risk Based Capital Ratio	8%	10%	14.74%	15.02%

Key Financial Ratios: The following table represents key financial ratios as of September 30, 2004 and December 31, 2003 and September 30, 2003:

	September 30, 2004	December 31, 2003	September 30, 2003
	(dollars in thousands)
PERFORMANCE RATIOS:
Return on average assets	.82%	.82%	.81%
Return on average equity	7.92%	7.67%	7.55%
Net interest margin	4.70%	4.70%	4.70%
Efficiency ratio	70.87%	73.54%	74.29%
ASSET QUALITY RATIOS:
Non-performing loans	$24	$104	$93
Real Estate Owned	-0-	$140	$144
Total non-performing assets	$24	$244	$237
Total non performing assets to total assets	0.01%	0.16%	0.15%
Allowance for credit losses to non performing loans	5417%	451%	424%

	September 30, 2004	December 31, 2003	September 30, 2003
AVERAGE BALANCE SHEET:
Average Total Loans	$106,098	$91,351	$89,059
Average Total Interest Earning Assets	$154,436	$138,280	$136,424
Average Total Assets	$165,422	$148,518	$146,623
Average Total Interest Bearing Deposits	$121,786	$110,520	$109,480
Average Shareholders’ Equity	$17,182	$15,939	$15,758

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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