Form 10-K/A
period 2004-12-31
MOUNTAIN BANK HOLDING CO
filed 2005-09-12
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of June 30, 2004, the aggregate market value of the 1,728,044 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes the 521,724 shares held by all directors and executive officers of the Registrant as a group, was $27,880,890. This figure is based on the closing sale price of $15.00 per share of the Registrant’s Common Stock on June 30, 2004.

Number of shares of common stock outstanding as of September 1, 2005: 2,300,641

Part II

ITEM 9A.	Controls and Procedures	01

Part V

ITEM 15.	Exhibits and Financial Statement Schedules	02
	Signatures	02

FORM 10-K/A

EXPLANATORY NOTE

This Form 10-K/A is being filed to amend and restate Item 9A of Part II of the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 10-K”), which was filed with the Securities and Exchange Commission on March 21, 2005, by Mountain Bank Holding Company (the “Company”). This amendment amends and restates disclosure in Item 9A regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. As stated in such amended Item 9A, the Company’s president and chief executive officer and Chief Financial Officer have concluded that, because of a material weakness in the Company’s internal control over financial reporting identified by the Company’s independent accountants, the Company’s disclosure controls and procedures were not effective as of December 31, 2004.

In addition, as required under Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

For purposes of this Form 10-K/A, and in accordance with Rule 12b15 under the Exchange Act, Item 9A of the 2004 10-K has been amended and restated in it’s entirety. No changes have been made in this Form 10-K/A that modify or update other disclosures as presented in the original 2004 10-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. In connection with the completion of its audit of, and the issuance of an unqualified report on, our financial statements for the year ended December 31, 2004, McGladrey & Pullen, LLP identified a deficiency in the design or operation of our internal controls that it considers to be a material weakness in the effectiveness of our internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During the course of its audit McGladrey & Pullen, LLP identified that we had not correctly recorded the benefit obligation for our executive retirement plan. A third party vendor was providing the calculation of the executive retirement liability to the Company, and the Company’s review control failed to identify errors in calculating the liability which resulted in an understatement of the executive retirement liability and compensation expense since the plan’s inception on January 1, 2002. As a consequence, we restated our audited 2002 and 2003 financial statements to reflect the increase in the obligation and compensation expense. McGladrey & Pullen LLP noted that in accordance with professional standards this restatement indicates the existence of a material weakness in our internal controls over financial reporting. As a result, the Company has revised its controls so that the executive retirement liability is now calculated separately by the Company’s CFO so that the Company can use it to review the third party vendor’s calculation and ensure its accuracy.

The Company’s president and chief executive officer and principal financial officer have concluded that, because the material weakness in the Company’s internal control over financial reporting identified by McGladrey & Pullen, LLP and discussed above, existed as of December 31, 2004, the Company’s disclosure controls and procedures were not effective as of such date. In light of the revision of the Company’s controls relating to the calculation of executive retirement liability as described above, the president and chief executive officer and chief financial officer believe that management appropriately modified our internal controls and remediated the material weakness during the first quarter of 2005.

1

Except as stated above, there have been no changes in our internal controls over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

(Item 15)

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

23	Consent of Independent Registered Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Amendment to it’s Annual Report on Form 10K to be signed on its behalf by the undersigned, thereunto duly authorized on September 12, 2005.

Mountain Bank Holding Company

By:	/s/ Roy T. Brooks
Roy T. Brooks, Chairman of the Board & CEO

By:	/s/ Sheila M Brumley
Sheila M Brumley, SVP and Chief Financial Officer

2