Form 10-Q
period 2005-09-30
MOUNTAIN BANK HOLDING CO
filed 2005-11-01
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT OCTOBER 21, 2005
Common Stock - no par value	2,302,741 Shares

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2005 (unaudited)	December 31, 2004
	(in thousands, except per share data)
Assets
Cash and due from banks	$8,737	$2,364
Interest bearing deposits at other financial institutions	8,577	6,185
Federal Funds Sold	500	—
Securities available for sale	40,409	37,502
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	735	734
Loans held for sale	159	529
Loans	122,189	120,403
Allowance for credit losses	1,524	1,376

Net loans	120,665	119,027

Premises and equipment	6,914	6,194
Branch held for sale	517	—
Accrued interest receivable	714	681
Bank owned life insurance	3,883	3,771
Other assets	1,040	658

Total assets	$192,850	$177,645

Liabilities
Deposits:
Demand, non-interest bearing	$35,671	$28,984
Savings and interest-bearing demand	78,683	74,300
Time	56,332	54,316

Total deposits	170,686	157,600

Securities sold under agreements to repurchase	403	—
Accrued interest payable	212	180
Note payable	30	32
Executive retirement	1,303	981
Deferred compensation	61	57
Other liabilities	214	226

Total liabilities	172,909	159,076

Shareholders’ Equity
Common stock (no par value); authorized 10,500,000 shares; issued and outstanding: 2005 - 2,302,741 shares; 2004 - 2,260,968 shares	1,151	1,130
Additional paid-in capital	10,932	10,632
Retained earnings	8,141	6,910
Accumulated other comprehensive loss	(283)	(103)

Total shareholders’ equity	19,941	18,569

Total liabilities and shareholders’ equity	$192,850	$177,645

See notes to consolidated condensed financial statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)		(in thousands, except per share data)
Interest and Dividend Income
Loans	$2,448	$2,099	$6,794	$5,955
Deposits in banks	74	30	164	97
Federal funds sold	53	—	53	—
Investment Income:
Taxable	283	290	847	802
Tax-exempt	15	2	19	6
Dividends on stock	10	12	13	22

Total interest and dividend income	2,883	2,433	7,890	6,882
Interest Expense
Deposits	657	492	1,730	1,411
Repurchase agreements	2	—	3	—
Note payable	1	1	2	2

Total interest expense	660	493	1,735	1,413
Net interest income	2,223	1,940	6,155	5,469
Provision for credit losses	46	69	154	207

Net interest income after provision for credit losses	2,177	1,871	6,001	5,262

Noninterest income
Service charges on deposit accounts	143	151	420	448
Gains on mortgage loans sold	136	60	382	196
Gain on sale of securities available for sale-net	—	2	—	14
Bank owned life insurance income	38	40	113	122
Other	154	80	293	202

Total noninterest income	471	333	1,208	982

Noninterest expense
Salaries and employee benefits	1,121	1,037	3,033	2,940
Occupancy and equipment	218	225	660	683
Data processing expense	109	100	331	313
Other	279	238	881	826

Total noninterest expenses	1,727	1,600	4,905	4,762

Income before income tax expense	921	604	2,304	1,482
Income tax expense	(290)	(189)	(733)	(463)

Net income	$631	$415	$1,571	$1,019

Comprehensive income	$589	$636	$1,391	$922
Earnings per share:
Basic	$0.27	$0.18	$0.69	$0.46
Diluted	$0.27	$0.18	$0.67	$0.44
Average shares:
Basic	2,300,025	2,249,768	2,283,521	2,221,638
Diluted	2,352,016	2,324,478	2,333,102	2,295,654

See notes to consolidated condensed financial statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
Balance at December 31, 2003	$1,088	$9,655	$5,711	$150	$16,604
Exercise of options, including tax benefit	6	66	—	—	72
Sale of common stock under employee stock purchase plan	1	22			23
Sale of common stock	30	816			846
Payment of cash dividend ($.10 per share)	—	—	(218)		(218)
Comprehensive income:
Net income	—	—	1,019	—	1,019
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale	—	—	—	(97)	(97)
Comprehensive Income	—	—	—	—	922
Balance Ended September 30, 2004	$1,125	$10,559	$6,512	$53	$18,249

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
Balance at December 31, 2004	$1,130	$10,632	$6,910	$(103)	$18,569
Exercise of options, including tax benefit	20	276	—	—	296
Sale of common stock under employee stock purchase plan	1	24			25
Payment of cash dividend ($.15 per share)	—	—	(340)	—	(340)
Comprehensive income:
Net income	—	—	1,571	—	1,571
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale	—	—	—	(180)	(180)
Comprehensive Income	—	—	—	—	1,391
Balance Ended September 30, 2005	$1,151	$10,932	$8,141	$(283)	$19,941

See notes to consolidated condensed financial statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Net income	$1,571	$1,019
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	154	207
Depreciation and amortization	345	413
Net amortization and accretion of bond premiums and discounts	156	278
Gain on sales of securities available for sale	—	(14)
Stock dividends received	(2)	(11)
Gain on loans sold	(448)	(196)
Originations of loans held for sale	(33,633)	(18,483)
Proceeds from sales of loans	34,900	18,459
Gain on sale of other real estate	—	(18)
Bank owned life insurance income	(113)	(122)
Increase in accrued interest receivable	(33)	(54)
Increase in accrued interest payable	32	15
Other, net	186	428

Net cash provided by operating activities	3,115	1,921

Cash Flows from Investing Activities
Net increase in federal funds sold	(500)	—
Net (increase)decrease in interest bearing deposits in banks	(2,392)	4,768
Activity in securities available for sale and Federal Home Loan Bank and Federal Reserve Bank stock:
Purchases	(11,286)	(20,462)
Maturities, prepayments and calls	7,952	14,627
Increase in loans made to customers, net of principal collections	(2,241)	(17,872)
Proceeds from sale of other real estate owned	—	158
Additions to premises and equipment	(1,590)	(1,117)
Proceeds from sales of premises and equipment	8	—
Purchase of Bank Owned Life Insurance	—	(300)

Net cash used in investing activities	(10,049)	(20,198)

Cash Flows from Financing Activities
Net increase in deposits	13,086	18,371
Increase in securities sold with agreements to repurchase	403	—
Repayment of long term debt	(2)	(2)
Net proceeds from issuance of stock	160	915
Payment of dividends	(340)	(218)

Net cash provided by financing activities	13,307	19,066

Net change in cash and due from banks	6,373	789
Cash and due from banks
Beginning of period	2,364	1,641

End of period	$8,737	$2,430

Supplemental Disclosures of Cash Flow Information
Interest paid	$1,698	$1,398
Income taxes paid	$619	$577
Supplemental Schedule of Non-Cash Investing Activities
Fair value adjustment of securities available for sale, net of tax	$(180)	$(97)
Transfer of branch to land held for sale (other assets)	$517	$—

See notes to consolidated condensed financial statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)(dollars in thousands except per share amounts)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation: The accompanying unaudited consolidated condensed financial statements for Mountain Bank Holding Company (the Company) were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim consolidated condensed financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements included in the Mountain Bank Holding Company 2004 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005.

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

	Nine Months Ended September 30,
	2005	2004
Basic Earnings Per Share Computation
Numerator - Net Income	$1,571	$1,019
Denominator - Weighted average common shares outstanding	2,283,521	2,221,638
Basic Earnings Per Share	$0.69	$0.46
Diluted Earnings Per Share Computation
Numerator - Net Income	$1,571	$1,019
Denominator - Weighted average common shares outstanding	2,283,521	2,221,638
Effect of Dilutive Securities - Options and Stock Purchase Plan	49,581	74,016
Weighted average common shares and dilutive securities	2,333,102	2,295,654
Diluted Earnings Per Share	$0.67	$0.44

	Three Months Ended September 30,
	2005	2004
Basic Earnings Per Share Computation
Numerator - Net Income	$631	$415
Denominator - Weighted average common shares outstanding	2,300,025	2,249,768
Basic Earnings Per Share	$0.27	$0.18
Diluted Earnings Per Share Computation
Numerator - Net Income	$631	$415
Denominator - Weighted average common shares outstanding	2,300,025	2,249,768
Effect of Dilutive Securities - Options and Stock Purchase Plan	51,991	74,710
Weighted average common shares and dilutive securities	2,352,016	2,324,478
Diluted Earnings Per Share	$0.27	$0.18

Note 4 – Stock Based Compensation

At September 30, 2005 the Company has four stock-based employee and director compensation plans and an employee stock purchase plan. The Company accounts for those plans under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as all options granted under those plans and the purchase price under the stock purchase plan were equal to the market value of the Company’s stock on the date of grant. There were 3,000 options granted in the nine months ended September 30, 2005 and 13,800 options granted in the nine months ended September 30, 2004. The following table illustrates the effect on net income and earnings per share for the three months and nine months ended September 30, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 and stock purchased under the stock purchase plan.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	Dollars in thousands, except per share amounts		Dollars in thousands, except per share amounts
Net income, as reported	$631	$415	$1,571	$1,019
Less total stock-based compensation expense determined under fair value method for all qualifying awards, less tax effect	(21)	(26)	(60)	(49)
Pro forma net income	$610	$389	$1,511	$970
Earnings per share:
Basic:
As reported	$0.27	$0.18	$0.69	$0.46
Pro forma	0.27	0.17	0.66	0.44
Diluted:
As reported	0.27	0.18	0.67	0.44
Pro forma	0.26	0.17	0.65	0.42

Note 5 – Securities Available for Sale

The amortized cost of securities and their approximate fair values are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2005
U.S. Treasury securities	$3,051	$—	$32	$3,019
U.S. Government and agency securities	19,766	1	256	19,511
Mortgage-backed securities	14,628	13	149	14,492
Obligations of states and political subdivisions	2,545	—	3	2,542
Corporate securities	787	—	2	785
Equity securities	60	—	—	60
	$40,837	$14	$442	$40,409
December 31, 2004
U.S. Treasury securities	$3,094	$7	$14	$3,087
U.S. Government and agency securities	16,835	22	115	16,742
Mortgage-backed securities	15,106	53	130	15,029
Obligations of states and political subdivisions	295	2	—	297
Corporate securities	2,268	20	1	2,287
Equity securities	60		—	60
	$37,658	$104	$260	$37,502

The following table shows the unrealized gross losses and fair value of securities in the available for sale portfolio at September 30, 2005 and December 31, 2004, by the length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		More Than 12 Months		Total
	Unrealized Gross Loss	Fair Value	Unrealized Gross Loss	Fair Value	Unrealized Gross Loss	Fair Value
September 30, 2005
U.S. Treasury securities	$(18)	$1,029	$(14)	$988	$(32)	$2,017
U.S. Government and agency securities	(119)	11,984	(137)	6,711	(256)	18,695
Mortgage-backed securities	(28)	4,804	(121)	7,212	(149)	12,016
Obligations of states and political subdivisions	(3)	646	—	—	(3)	646
Corporate securities	(2)	185	—	—	(2)	185
	$(170)	$18,648	$(272)	$14,911	$(442)	$33,559
December 31, 2004
U.S. Treasury securities	$(9)	$1,064	$(5)	$998	$(14)	$2,062
U.S. Government and agency securities	(84)	11,479	(31)	2,469	(115)	13,948
Mortgage-backed securities	(106)	8,240	(23)	2,820	(129)	11,060
Corporate securities	(2)	294	—	—	(2)	294
	$(201)	$21,077	$(59)	$6,287	$(260)	$27,364

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

Note 6 – Securities Sold Under Agreements to Repurchase

At September 30, 2005, $988 of securities were pledged as collateral for securities sold under repurchase agreements. The securities purchased and sold are for one-day periods and bore interest at 2.00% on September 30, 2005.

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

	September 30, 2005	December 31, 2004
Commercial and Agriculture	$12,519	$13,935
Real Estate	9,391	4,852
Credit Cards	—	3,506
Total	$21,910	$22,293

Outstanding commitments under letters of credit totaled $217 at September 30, 2005.

Note 8 – Income Taxes

The income tax provision included in the statements of income for the three and nine months ended September 30, 2005 and 2004, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year are increased or decreased. The effective tax rate for the three and nine months ended September 30, 2005 is less than the U.S. federal statutory rate, in part, non-taxable income related to obligations of state and political subdivisions and bank-owned life insurance.

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

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the quarter ended September 30, 2005. This report contains certain “forward looking statements.” The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward-looking statements may describe future plans or strategies and include the Company’s expectations of future financial results. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements. The Company’s ability to predict results of the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include competition in the financial services market for both deposits and loans, interest rate trends, the economic climate in the Company’s market areas and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

Total assets increased $15.2 million in the first nine months of 2005, due primarily to an increase in total deposits of $13.1 million. $1.8 million of the deposit increase was deployed into loans with the remaining $11.3 million being deployed into due from banks, interest bearing deposits at other financial institutions, federal funds sold and securities.

The following table presents the composition and carrying value of the Company’s investment portfolio at September 30, 2005 and December 31, 2004 and the dollar and percentage changes of each investment category.

INVESTMENT SECURITIES PORTFOLIO

	September 30, 2005	December 31, 2004	Dollar Change	Percentage Change
	(in thousands)
US Treasury securities	$3,019	$3,087	$(68)	-2.20%
US Government agency securities	19,511	16,742	2,769	16.54%
Mortgage Backed Securities	14,492	15,029	(537)	-3.57%
Obligations of states and political subdivisions	2,542	297	2,245	755.89%
Corporate Securities	785	2,287	(1,502)	-65.68%
Bankers Bank Stock	60	60	—	0.00%

Total	$40,409	$37,502	$2,907	7.75%

Loans: Gross loans receivable, including loans held for sale, at September 30, 2005 increased by $1.4 million or 1.16% to $122.3 million compared to $120.9 million at December 31, 2004. The commercial, residential and construction real estate portfolio experienced a moderate downturn in the third quarter compared to the growth experienced in the second quarter. Stimulated by a demand for housing and sustained low interest rates, this segment of the bank’s loan portfolio has grown $6.4 million year to date but has trended downward recently. This growth has been partially offset by decreases in commercial and agricultural and consumer loans as the rise in short-term interest rates softened demand.

The following table sets forth the composition of the Company’s loan portfolio (including loans held for sale) by type of loan:

	September 30, 2005		December 31, 2004
	Total Loans	Percent of Total Loans	Total Loans	Percent of Total Loans
	(dollars in thousands)
Commercial and Agricultural	$23,203	18.96%	$26,918	22.26%
Real Estate:
Residential Real Estate	10,396	8.50%	9,833	8.13%
Commercial Real Estate	71,352	58.32%	67,077	55.47%
Construction	13,283	10.86%	11,696	9.67%
Consumer	4,281	3.50%	5,408	4.47%
Total gross loans	$122,515	100.14%	$120,932	100.00%
Net deferred loan fees	(167)	-0.14%	—	0.00%
Total net loans	$122,348	100.00%	$120,932	100.00%

Non-performing assets:

The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated:

	September 30, 2005			December 31, 2004
	Accruing Loans 90 Days or More Past Due	Non-accrual	Restructured	Accruing Loans 90 Days or More Past Due	Non-accrual	Restructured
	(dollars in thousands)			(dollars in thousands)
Commercial and Agricultural	$0	$0	$0	$0	$0	$0
Real Estate	0	0	0	0	0	0
Consumer	0	21	—	8	—	0
Total	$0	$21	$0	$8	$0	$0

The Company had no loans 90 days past due still accruing interest at September 30, 2005, and only $8 at December 31, 2004.

Activity in the Allowance for Credit Losses: Activity in the allowance for credit losses in the nine months ended September 30, 2005 and 2004 is as follows:

	2005	2004
	(dollars in thousands)
Balance beginning of period	$1,376	$1,101
Provision for credit losses	154	207
Loans charged off	6	9
Recoveries on loans previously charged off	0	1
Net chargeoffs	6	8

Balance at end of period	$1,524	$1,300

Allowance to total loans	1.25%	1.11%

Premises and Equipment: The Company opened the new Auburn, Washington facility on September 19, 2005. The significant increase in this item was directly related to the construction of this facility. The South Auburn location was closed on September 17, 2005 and the net book value of $517 was transferred to other assets and classified as land held for sale. The Company intends to sell the former Auburn facility. The Company has purchased a site in Federal Way, Washington for $360 thousand. The Company intends to build a full service branch next year on the site and relocate it’s loan production office in Federal Way to the new branch.

Deposits: From December 31, 2004, deposits increased $13.1 million or 8.3% to September 30, 2005. Interest bearing demand, which includes NOW and money market accounts increased only slightly from year-end. There was a large business deposit in the second quarter and a decline of approximately $2.6 million in the third quarter. Savings and certificates of deposit have maintained steady increases throughout the year from quarter to quarter. Demand deposits increased $6.7 million for the nine-month period. Increases have been consistent throughout the company with the largest increases coming from the Enumclaw and Sumner locations.

The following table sets forth the balance of deposits in the various types of accounts offered by the Bank at the dates indicated:

	September 30, 2005			December 31, 2004
	Amounts	$ Amount of Increase	% of Increase	Amounts
	(dollars in thousands)
Non-interest bearing demand	$35,671	$6,687	23.07%	$28,984
Interest-bearing demand	58,798	739	1.27%	58,059
Savings	19,885	3,644	22.44%	16,241
Certificates of deposit	33,641	2,217	7.06%	31,424
Certificates of deposit over $100,000	22,691	(201)	-0.88%	22,892

Total	$170,686	$13,086	8.30%	$157,600

Shareholders Equity: The Company paid a cash dividend in the amount of $.15 per share to shareholders of record on March 15, 2005. The total amount of the dividend was $340,000. In addition, the Company issued 36,523 shares of common stock related to the exercise of stock options and issuance of stock under the Company’s employee stock purchase plan.

Comparison of Operating Results for the Three Months and Nine Months Ended September 30, 2005 and 2004

Net Income: Net income for the three months ended September 30, 2005 was $631,000 or $.27 per diluted and basic shares compared to $415,000 or $.18 per diluted and basic shares for the three months ended September 30, 2004. The higher earnings for the current quarter were primarily a result of increased net interest income. Net interest income increased due to the recent increases in the prime rate. There are approximately $28,737 or 17% of outstanding loans tied to prime that are adjustable immediately, with an additional $48,597 or 28% adjustable at longer intervals. Accordingly, the company generally benefits in the short term from rising interest rates.

Net income for the nine months ended September 30, 2005 was $1,571,000 or $.67 per diluted share ($.69 per basic share) compared to $1,019,000 or $.44 per diluted share ($.46 per basic share) for the nine months ended September 30, 2004. The higher earnings for the current nine month period were also a result of increased net interest income due to the recent prime rate increases and increased mortgage loan activity.

Net Interest Income: Net interest income increased $283,000 to $2,223,000 for the quarter ended September 30, 2005 compared to $1,940,000 for the same period in 2004. The increase was attributed primarily to the increased volume in loans from 2004 compared to 2005 and the recent increases in the prime rate. The Company’s net interest margin increased from 4.70 % at September 30, 2004 to 4.85% at September 30, 2005.

Net interest income increased $686,000 to $6,155,000 for the nine month period ended September 30, 2005 compared to $5,469,000 for the same period in 2004. The increase was attributed primarily to the increased volume in loans from 2004 compared to 2005 and the recent increases in the prime rate.

Provision for Credit Losses: The provision for loan losses for the three months ended September 30, 2005 decreased $23,000 to $46,000 from $69,000 for the quarter ended September 30, 2004. Likewise, the provision decreased $53,000 to $154,000 from $207,000 for the nine month period ending September 30, 2005 compared to September 30, 2004. The Bank has established a systematic methodology for the determination of provisions of credit losses. On a quarterly basis the Bank performs an analysis, taking into consideration historic loss experience for various loan segments, changes in economic conditions, delinquency ratios, and other factors to determine the level of allowance for credit losses needed.

Based on its analysis, management deemed the allowance for credit losses of $1.5 million at September 30, 2005 (1.25% of outstanding loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. The allowance for credit losses was $1.3 million (1.11% of outstanding loans) at September 30, 2004. The allowance as a percentage of loans increased as the composition of the loan portfolio changed. Commercial real estate and mortgage loans increased from 59.11% of the bank portfolio to 64.27%. The bank recognized this change mid-year and adjusted its allocation based upon economic trends and the change in portfolio concentration. The Company had net charge-offs of $6,000 for the nine months ended September 30, 2005 compared to $8,000 in net charge-offs for the nine months ended September 30, 2004.

Non-interest Income: Total non-interest income increased $138,000 to $471,000 for the three months ended September 30, 2005 from $333,000 for the three months ended September 30, 2004, due to a $76,000 increase in income from mortgage loan sales and $66,000 income from the sale of the credit card portfolio. Total non-interest income increased $226,000 to $1,208,000 for the nine months ended September 30, 2005 from $982,000 for the nine months ended September 30, 2004, primarily due to a $186,000 increase in income from mortgage loan sales and $66,000 from the sale of the credit card portfolio. The Bank has added four additional mortgage loan officers in the first nine months of 2005 which resulted in more mortgage loan volume.

Non-interest Expense: Total non-interest expense increased $127,000 to $1,727,000 for the three months ended September 30, 2005 from $1,600,000 at September 30, 2004. Total non-interest expense increased $143,000 to $4,905,000 for the nine months ended September 30, 2005 from $4,762,000 at September 30, 2004. Approximately $36,000 of the increase from September 2004 to September 2005 was attributed to an increase in the accrual of the liability balances in the executive retirement plans.

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

An analysis of liquidity should include a review of the changes that appear in the consolidated condensed statement of cash flows for the nine months ended September 30, 2005. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchase of securities, and the net change in loans. Financing activities present the cash flows associated with the Company’s deposit accounts, other borrowings, and sale of common stock.

The Company’s consolidated total of cash and due from banks, interest bearing deposits and federal funds sold increased by $9.3 million from December 31, 2004. Those funds will be used to fund future loan growth.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2005, the Bank’s liquidity ratio was 12%. The Bank also maintains borrowing lines at the Federal Home Loan Bank of Seattle and other correspondents with available advances up to $34 million. As of September 30, 2005, there are no advances on these lines of credit.

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

The Bank’s primary investing activity is the origination of real estate, commercial, and consumer loans. At September 30, 2005, the Bank had loan commitments and undisbursed loans in process totaling $21.9 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2005 totaled $33.9 million. Historically, the Bank has been able to retain a significant amount of its certificates of deposit as they mature.

Federally insured national banks are required to maintain minimum levels of regulatory capital. Under current regulation, nationally chartered banks generally must maintain (a) a ratio of Tier 1 leverage capital of 4%, (b) a Tier 1 capital to risk weighted assets of at least 4% and (c) a ratio of total capital to risk weighted assets of at least 8%. At September 30, 2005, the Bank was in compliance with all applicable capital requirements.

The following table compares the Company’s regulatory capital ratios as of September 30, 2005 and December 31, 2004.

	Adequately Capitalized Standards	Well Capitalized Standards	September 30, 2005	December 31, 2004
Tier 1 Leverage Ratio	4%	5%	10.61%	10.47%
Tier 1 Risk Based Capital Ratio	4%	6%	14.34%	13.70%
Total Risk Based Capital Ratio	8%	10%	15.42%	14.71%

Key Financial Ratios: The following table represents key financial ratios as of September 30, 2005, December 31, 2004 and September 30, 2004:

	September 30, 2005	December 31, 2004	September 30, 2004
	(dollars in thousands)
Performance Ratios:
Return on average assets	1.15%	0.84%	0.82%
Return on average equity	11.01%	8.09%	7.92%
Net interest margin	4.85%	4.70%	4.70%
Efficiency ratio	66.53%	73.48%	70.87%
Asset Quality Ratios:
Non-performing loans	$21	$—	$24
Reat Estate Owned	$—	$—	$—
Total non-performing assets	$21	$—	$24
Total non-performing assets to total assets	0.01%	N/A	0.01%
Allowance for credit losses to non- performing loans	7257%	N/A	5417%
Asset Balance Sheet:
Average Total Loans	$122,329	$109,439	$106,098
Average Total Interest Earning Assets	$169,685	$157,462	$154,436
Average Total Assets	$182,716	$168,613	$165,422
Average Total Interest Bearing Deposits	$130,039	$123,711	$121,786
Average Shareholder’s Equity	$19,074	$17,518	$17,182

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At September 30, 2005, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2004. For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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

None to be reported

Item 6.	Exhibits

Exhibit 31.1 – 302 Certification of CEO

Exhibit 31.2 – 302 Certification of CFO

Exhibit 32 – Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOUNTAIN BANK HOLDING COMPANY
(Registrant)

Dated: November 1, 2005	/s/ Roy T. Brooks
Roy T. Brooks, President and CEO

Dated: November 1, 2005	/s/ Sheila M. Brumley
Sheila M. Brumley, Chief Financial Officer