Form 10-K
period 2005-12-31
MOUNTAIN BANK HOLDING CO
filed 2006-03-10
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005.

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

                                                                                                                                   (title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the 1,862,210 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes the 435,281 shares held by all directors and executive officers of the Registrant as a group, was $31,657,570. This figure is based on the closing sale price of $17.00 per share of the Registrant’s Common Stock on June 30, 2005.

Number of shares of common stock outstanding as of February 28, 2006: 2,302,741

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on April 25, 2006 is incorporated by reference into Part III of this Annual Report on Form 10-K.

i

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

PART I

(ITEMS 1-4)

ITEM 1. BUSINESS

General

Mountain Bank Holding Company (“Mountain Bank Holding”) is a Washington corporation formed in 1993 primarily to hold all of the Common Stock of Mt. Rainier National Bank (“Mt. Rainier Bank”), a National Banking Association organized under the laws of the United States. Mt. Rainier Bank provides personal and commercial banking and related financial services at its main office located in Enumclaw, Washington, and from five branch offices located in Buckley, Black Diamond, Auburn, Maple Valley, and Sumner Washington. Mt. Rainier Bank also provides loan services at a loan production office located in Federal Way, Washington. Mountain Bank Holding is regulated by the Federal Reserve Board (the “FRB”) under the Bank Holding Company Act of 1956, as amended. A bank holding company is generally defined as a company that has direct or indirect control of a bank. Mountain Bank Holding qualifies as a bank holding company because it owns one hundred percent (100%) of the outstanding securities of Mt. Rainier National Bank (Mt. Rainier Bank). At December 31, 2005, Mountain Bank Holding reported on a consolidated basis total assets of $194,524,000, total deposits of $171,813,000, and shareholders’ equity of $20,299,000.

Mountain Bank Holding’s strategy is to capitalize on its investment in Mt. Rainier Bank through continued growth in Mt. Rainier Bank’s assets, deposits and earnings, and creation of long-term value for Company shareholders by pursuing the following:

•	Monitoring carefully the credit quality of Mt. Rainier Bank’s existing asset base;

•	Concentrating on expense control, interest spread maximization and marketing of fee-based products, as well as maintaining adequate liquidity and capital levels;

•	Emphasizing close working relationships between Mt. Rainier Bank’s senior management, directors, loan officers and commercial customers; and

•	Focusing on training programs to ensure that management and staff has knowledge necessary to serve customers and remain in compliance with all legal and regulatory obligations.

There can be no assurance that Mt. Rainier Bank will achieve these objectives.

DESCRIPTION OF MT. RAINIER NATIONAL BANK

Mt. Rainier Bank

Mt. Rainier National Bank is a wholly owned subsidiary of Mountain Bank Holding. While Mountain Bank Holding and Mt. Rainier Bank are distinctly different entities regulated by different regulatory bodies, the cash flow of Mountain Bank Holding presently is entirely derived from dividends upstreamed from Mt. Rainier Bank to Mountain Bank Holding. Therefore, the value of the securities of Mountain Bank Holding is, to a large extent, dependent upon the success of Mt. Rainier Bank.

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

Service Area

Mt. Rainier Bank’s primary service area is South King County and East Pierce County, including Enumclaw, Buckley, Black Diamond, Auburn, Maple Valley, Sumner, and Federal Way and surrounding communities. Enumclaw’s population is 11,190, having experienced 47% growth since 1990. Enumclaw is primarily considered a residential community, with most growth in single-family residences. The local economy is dependent upon the forest products industry, farming, and tourism. Buckley has experienced less growth with a population of 4,515. Buckley is a residential community with very little business growth in the past few years. Black Diamond has a current population of 4,080, up from 1,760 in 1990. Auburn is a larger community with a population of 47,470, up from 35,230 in 1990. In the last few years the number of households grew 5.6% with forecasts showing another 3,400 homes will be built by 2008. Auburn leads south King County in job creation. Maple Valley has current population of 17,175, up from 10,500 in 1997 when it became a city. Sumner’s population has increased approximately 42% to 8,900. Federal Way has a growing population of approximately 85,800 people within the city limits. The city is home to world-class companies, as well as small businesses of all kinds, with the city boasting the second highest number of businesses in South King County.

Employees

As of December 31, 2005, Mountain Bank Holding employed a full-time President and CEO and a half-time Chief Financial Officer. As of the same date, Mt. Rainier Bank had 71 full-time-equivalent employees, including three Executive Officers. None of Mt. Rainier Bank’s employees is presently represented by a union or covered by a collective bargaining agreement. Mt. Rainier Bank considers its relationships with its employees to be good.

Competition

The banking business in Mt. Rainier Bank’s primary service area is highly competitive with respect to both loans and deposits. All the major out-of-state commercial banks that operate in Washington (including Bank of America, Key Bank, Wells Fargo and U.S. Bank) have a branch or branches within Mt. Rainier Bank’s primary service area. Among the advantages such major banks have are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to geographic regions of higher yield and demand. Such banks offer certain services which are not offered directly by Mt. Rainier Bank (but are offered indirectly through correspondent institutions); and, by virtue of their greater total capitalization (legal lending limits to an individual customer are based upon a percentage of a bank’s shareholder equity accounts) such banks have substantially higher lending limits than Mt. Rainier Bank.

Mt. Rainier Bank also competes with a number of non-bank competitors such as insurance companies, small loan companies, finance companies, mortgage companies, credit unions, brokerage houses, and other financial institutions. Many of Mountain Bank Holding’s non-bank competitors are not subject to the extensive federal and state regulations which govern Mountain Bank Holding and, as a result, have a competitive advantage over Mountain Bank Holding in providing certain services.

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

Products and Services

In conjunction with the growth of its asset base, Mt. Rainier Bank has introduced new products and services to position it to better compete in its highly competitive market. Mt. Rainier Bank’s customers demand not only a wide range of financial products but also efficient and convenient service. In response to these demands, Mt. Rainier Bank has developed a mix of products and services utilizing technology available to the banking industry such as telephone banking, internet banking, bill payment services and automated teller machines. Additionally, Mt. Rainier Bank offers a wide range of commercial and retail banking products and services to its customers. Deposit accounts include certificates of deposit, individual retirement accounts and other time deposits, checking and other demand deposit accounts, interest-bearing checking accounts, savings accounts and money market accounts. Loans include residential real estate, commercial, real estate construction and development, installment and consumer loans. Other products and services include: credit related insurance, ATMs, safe deposit boxes and non-deposit investment products.

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

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

AND INTEREST YIELDS

The following table sets forth the average balance sheets of Mountain Bank Holding for the past three years along with an analysis of interest income and expenses for each major category of interest earning assets and interest bearing liabilities, the average rate paid in each category, and net yield on earning assets. Average non-accrual loans were $24,000 in 2005, $62,000 in 2004 and $155,000 in 2003 and are included in average total loans. Loan fees of $728,000 in 2005, $894,000 in 2004 and $922,000 in 2003 are included in interest income.

	Year ended Dec. 31,
	2005			2004			2003
	Average Balance	Int Earned/ Expense	Annualized Yield/ Rate	Average Balance	Int Earned/ Expense	Annualized Yield/ Rate	Average Balance	Int Earned/ Expense	Annualized Yield/ Rate
	(dollars in thousands)
Assets
Interest and dividend earning assets:
Loans*	$122,251	$9,309	7.6%	$109,439	$8,139	7.4%	$91,351	$7,275	8.0%
Taxable Investments	36,683	1,238	3.4%	36,323	1,130	3.1%	30,209	989	3.3%
Non-taxable investments	1,248	41	3.3%	235	8	3.4%	473	16	3.4%
Federal funds sold	1,841	91	4.9%	—	—	0.0%	—	—	0.0%
Deposits in banks	9,613	199	2.1%	11,465	127	1.1%	16,247	177	1.1%

Total interest earning assets	171,636	10,878	6.3%	157,462	9,404	6.0%	138,280	8,457	6.1%

Non-interest earning assets:
Cash and due from banks	3,428			1,842			1,370
Premises and equipment	6,797			5,712			5,237
Other assets	5,163			4,831			4,580
Reserve for possible loan losses	(1,476)			(1,234)			(949)

Total assets	$185,548			$168,613			$148,518

Liabilities and shareholders’ equity
Interest bearing liabilities:
Interest bearing demand deposits	$57,753	658	1.1%	$53,980	568	1.1%	$48,613	547	1.1%
Savings	18,235	136	0.7%	16,724	125	0.7%	14,529	119	0.8%
Certificates of deposit	33,285	929	2.8%	32,159	701	2.2%	30,918	775	2.5%
Certificates of deposit over $100,000	22,492	735	3.3%	20,848	535	2.6%	16,460	477	2.9%

Total interest bearing deposits	131,765	2,458	1.9%	123,711	1,929	1.6%	110,520	1,918	1.7%

Federal funds purchased	2	—	0.0%	—	—		—	—
Other borrowings	416	7	1.7%	33	3	8.0%	35	3	8.6%

Total interest bearing liabilities	132,183	2,465	1.9%	123,744	1,932	1.6%	110,555	1,921	1.7%

Non-interest bearing liabilities:
Demand deposits	32,480			26,200			20,890
Other liabilities	1,538			1,173			1,134
Shareholders’ equity	19,347			17,518			15,939

	$185,548			$168,635			$148,518

Net interest income		$8,413			$7,472			$6,536

Net interest margin			4.90%			4.75%			4.73%

*	Non-accrual loan interest is not included.

RATE/VOLUME ANALYSIS

The table below sets forth certain information regarding changes in interest income and interest expense of Mountain Bank Holding for the years indicated. For each category of interest-earning assets and interest-bearing liability, information is provided on changes attributable to: (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rate (changes in rate multiplied by old average volume). The change in interest income and interest expense attributable to changes in both volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

	Year ended December 31,
	2005 Increase(Decrease) Due to			2004 Increase(Decrease) Due to
	Total	Volume	Yield	Total	Volume	Yield
	(in thousands)			(in thousands)
Interest and dividend income:
Loan portfolio	$1,170	$981	$189	$864	$1,369	$(505)
Taxable Investments	108	$11	$97	141	193	(60)
Non-taxable investments	33	$33	$(0)	(8)	(8)	—
Federal funds sold	91	$91	$—	—	—	—
Deposits in banks	72	$(23)	$95	(50)	(53)	3

All interest-earning assets	$1,474	$1,093	$381	$947	$1,501	$(562)

Interest expense:
Interest bearing demand	90	22	68	21	58	(37)
Savings	11	11	(0)	6	17	(11)
Certificates of deposit under $100,000	228	24	204	(74)	30	(104)
Certificates of deposit over $100,000	200	38	162	58	117	(59)

Total deposit accounts	$529	$94	$435	$11	$222	$(211)

Other borrowings	4	8	(4)	—	—	—

Total interest bearing liabilities	$533	$102	$431	$11	$222	$(211)

Change in net interest income	$941	$991	$(51)	$936	$1,279	$(351)

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

Held to Maturity securities include debt securities that Mt. Rainier Bank has positive intent and ability to hold to maturity; these securities are reported at amortized cost. As of December 31, 2005, Mt. Rainier Bank held no securities as Held to Maturity.

Trading Securities include debt and equity securities that are purchased and held solely for the purpose of selling them in the short-term future for trading profits. Trading Securities are reported at fair market value with unrealized gains and losses included in earnings. As of December 31, 2005, Mt. Rainier Bank held no securities as Trading Securities.

Available for Sale securities include those that may be sold to implement Mt. Rainier Bank’s asset/liability management strategies, including responses to changes in interest rates, prepayment rates and similar factors. These securities are reported at fair market value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity. All of Mt. Rainier Bank’s investment securities at December 31, 2005 were classified as Available for Sale.

As a national bank and member of the Federal Reserve System, Mt. Rainier Bank is required to have $310,000 invested in Federal Reserve Bank Stock. As a requirement of being a member of the Federal Home Loan Bank of Seattle, Mt. Rainier Bank is required to keep $425,000 in stock. This portion of Mt. Rainier Bank’s investment portfolio is not liquid.

The following table sets forth the composition of the Mountain Bank Holding’s investment portfolio as of December 31 for the years indicated.

	2005		2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
US Treasury securities	$4,005	$3,976	$3,094	$3,087	$3,654	$3,624
US Government and agency securities	25,809	25,480	16,835	16,742	11,501	11,628
Mortgage Backed Securities	14,533	14,237	15,106	15,029	11,793	11,813
Municipal bonds	2,647	2,635	295	297	217	221
Corporate Bonds	186	185	2,268	2,287	4,838	4,944
Equity securities	60	60	60	60	60	60

Total	$47,240	$46,573	$37,658	$37,502	$32,063	$32,290

The investment portfolio at December 31, 2005, excluding equity securities was categorized by maturity as follows:

	(in thousands)

	December 31, 2005
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years
	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield
	(Dollars in Thousands)
Investment securities:
U.S. Treasury Securities	$991	2.00%	$2,985	4.48%	$—		$—
US Government and agency securities	6,409	2.88%	19,071	3.67%	—		—
Mortgage-backed securities	156	5.92%	12,849	4.55%	1,232	3.63%	—
Municipal bonds*	—		742	3.88%	1,770	3.50%	123	2.85%
Corporate Bonds	185	6.88%	—	0.00%

	$7,741	2.92%	$35,647	4.05%	$3,002	4.12%	$123	2.85%

*	tax equivalent yield

Mortgage-Backed Securities. Mountain Bank Holding’s mortgage-backed securities portfolio consists of securities issued under government-sponsored agency programs, including those of Fannie Mae and Freddie Mac. These certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, predominately single-family and, to a lesser extent, multi-family residential mortgages issued by these government-sponsored entities. Fannie Mae and Freddie Mac generally provide the certificate holder a guarantee of timely payments of interest, whether or not collected.

Mortgage-backed securities generally increase the quality of Mountain Bank Holding’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Mountain Bank Holding. At December 31, 2005, there were no mortgage-backed securities pledged to secure obligations of Mountain Bank Holding.

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities. The prepayment risk associated with mortgage-backed securities is monitored periodically, and prepayment rate assumptions adjusted as appropriate to update Mountain Bank Holding’s mortgage-backed securities accounting and asset/liability reports. Classification of Mountain Bank Holding’s mortgage-backed securities portfolio as available for sale is designed to minimize that risk.

Lending Activities

The two main areas in which Mt. Rainier Bank has directed its lendable funds are real estate and commercial loans. At December 31, 2005, these categories accounted for approximately 77% and 20%, respectively, of Mt. Rainier Bank’s total loan portfolio. Mt. Rainier Bank’s major source of income is interest and fees charged on loans. Accordingly Mt. Rainier Bank has a significant concentration in real estate loans and is subject to any potential downturn in the real estate market.

In general, Mt. Rainier Bank is permitted by law to make loans to single borrowers in aggregate amounts of up to fifteen percent (15%) of Mt. Rainier Bank’s unimpaired capital and unimpaired surplus. Mt. Rainier Bank, on occasion, sells participations in loans when necessary to stay within lending limits or to otherwise limit Mt. Rainier Bank’s exposure. Mt. Rainier Bank’s goal is to reduce the risk of undue concentrations of loans to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2005, no such concentration exceeded 10% of Mt. Rainier Bank’s loan portfolio. Mt. Rainier Bank has no loans to customers in foreign countries. Its policy generally is to lend within Washington State, however Mt. Rainier Bank does have some loans to out-of-state borrowers.

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

Lending activities are conducted pursuant to a written Loan Policy, which has been adopted by the Board of Directors of Mt. Rainier Bank. Each loan officer has a defined lending authority. Regardless of lending authority, aggregate loans over $1,000,000 are approved by Mt. Rainier Bank’s Loan Committee, made up of the President and Credit Administrator of Mt. Rainier Bank and three directors and aggregate loans over $350,000 are reviewed by that committee.

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

	2005		2004		2003		2002		2001
	Amounts	Percent	Amounts	Percent	Amounts	Percent	Amounts	Percent	Amounts	Percent
	(In thousands)
Commercial and Agricultural	$24,025	19.32%	$26,918	22.26%	$21,526	21.80%	$20,510	24.93%	$18,483	26.83%
Real Estate:
Residential 1-4 family	12,024	9.67%	9,833	8.13%	12,243	12.40%	13,516	16.43%	13,790	20.02%
Commercial	71,264	57.31%	67,077	55.47%	48,266	48.88%	36,875	44.83%	25,793	37.44%
Construction and land development	12,671	10.18%	11,696	9.67%	10,833	10.97%	5,602	6.81%	5,506	7.99%
Consumer	4,375	3.52%	5,408	4.47%	5,876	5.95%	5,758	7.00%	5,315	7.72%

Total gross loans	$124,359	100.00%	$120,932	100.00%	$98,744	100.00%	$82,261	100.00%	$68,887	100.00%
Net deferred loan fees	$(134)		$—		$—		$—		$—

Total net loans	$124,225		$120,932		$98,744		$82,261		$68,887

The following table summarizes the scheduled contractual gross loan maturities for the Company’s total loan portfolio due for the periods indicated as of December 31, 2005. Adjustable rate loans are shown in the period in which loan principal payments are contractually due.

	Total	Less than one year		One to five years		Over 5 years
		Fixed	Variable	Fixed	Variable	Fixed	Variable
	(in thousands)
Commercial and Agricultural	$24,025	$1,346	$8,026	$12,796	$—	$1,857	$—
Real Estate:
Residential 1-4 family	12,024	159	2,703	2,176	385	6,601	—
Commercial	71,264	1,040	12,444	13,988	36,617	7,175	—
Construction and land development	12,671	2,716	7,879	64	1,422	590	—
Consumer	4,375	494	285	3,075	—	521	—

Total loans	$124,359	$5,755	$31,337	$32,099	$38,424	$16,744	$—

One- to Four-Family Residential Mortgage Lending. One- to four-family residential mortgage loan originations are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. At December 31, 2005, the Company’s one- to four-family residential mortgage loan portfolio totaled $12 million, or 9.67% of the Company’s total gross loan portfolio.

The Company originates one- to four-family residential mortgage loans with terms up to a maximum of 5-years, with the exception of the home equity program, which has a maximum maturity of 15-years, and with loan-to-value ratios up to 80% of the appraised value of the secured property. Residential loans generally do not include prepayment penalties.

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

Commercial and Multi-Family Real Estate Lending. The Company engages in commercial and multi-family real estate lending in its primary market area and surrounding areas. At December 31, 2005, the Company’s commercial and multi-family real estate loan portfolio totaled $71.3 million, or 57.3% of the Company’s total gross loan portfolio. The loans are generally secured by properties located in the Company’s primary market area and surrounding areas.

Primarily apartment buildings, warehouse buildings, assisted living/retirement facilities; and office buildings secure the Company’s commercial and multi-family real estate loan portfolio. Commercial and multi-family real estate loans generally have terms that do not exceed 25 years, with 5 year call dates, have loan-to-value ratios of up to 80% of the appraised value of the secured property, and are typically secured by personal guarantees of the borrowers. The Company has a variety of rate adjustment features and other terms in its commercial and multi-family real estate loan portfolio. Commercial and multi-family real estate loans provide for a margin over a number of different indices. In underwriting these loans, the Company currently analyzes the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. Independent appraisers perform appraisals on properties securing commercial real estate loans originated by the Company.

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

Construction, Land, and Land Development Lending. The Company makes construction, land and land development loans to individuals for the construction of their residences as well as to builders for the construction of one- to four-family residences and commercial and multi-family real estate. At December 31, 2005, the Company’s construction, land and land development loan portfolio totaled $12.7 million, or 10.2% of the Company’s total gross loan portfolio. Of the $12.7 million, approximately $3.3 million consists of land loans that may or may not be in development stages.

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

Construction loans on commercial and multi-family real estate projects may be secured by apartments, agricultural facilities, small office buildings, medical facilities, assisted living facilities, or other property, and are generally structured to be converted to permanent loans at the end of the construction phase, which generally runs up to 18 months. During the construction phase the borrower pays interest only. These loans generally provide for the payment of interest and loan fees from loan proceeds. All of these loans were performing in accordance with their terms at December 31, 2005.

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

Commercial and Agricultural Lending. The Company also originates commercial business loans and agricultural loans. Most of the Company’s commercial business loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies. The Company also originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, other farm related products and farm production loans. At December 31, 2005, $24 million, or 19.3% of the Company’s total gross loan portfolio was comprised of commercial business and agricultural loans.

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

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). Business assets and personal guarantees usually, but not always, secure the Company’s commercial business loans. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At December 31, 2005, none of the Company’s commercial business loan portfolio was non-performing.

Consumer Lending. The Company offers a variety of secured consumer loans, including home equity, home improvement, automobile, boat and loans secured by savings deposits. In addition, the Company offers other secured and unsecured consumer loans. The Company currently originates substantially all of its consumer loans in its primary market area and surrounding areas. At December 31, 2005, the Company’s consumer loan portfolio totaled $4.4 million, or 3.5% of its total gross loan portfolio.

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

RISK ELEMENTS—NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table sets forth information regarding non-performing loans of Mt. Rainier Bank on the dates indicated. Accrual of interest is discontinued when there is reasonable doubt as to the full, timely collection of interest or principal. When a loan becomes contractually past due 90 days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on non-accrual status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest. At December 31, 2005, the Mt. Rainier Bank had $20,000 in loans on non-accrual status.

At December 31, 2005, the company had $580,000 of loans that were internally classified as substandard for one or more reasons. Two of these loans were past due over 30 days at December 31, 2005, totaling $20,000. If these loans were deemed non-performing, the Company’s ratio of non-performing assets and restructured loans as a percent of total assets would have been .31% at December 31, 2005.

	2005	2004	2003	2002	2001
	(Dollars in thousands)
Restructured loans	$—	$—	$—	$—	$—

Nonaccrual loans:
Commercial	$—	$—	$88	$88	$—
Consumer	$20	$—	$16	$—	$—
Total nonaccrual loans	$20	$—	$104	$88	$—

Total foreclosed real estate loans(1)	$—	$—	$140	$151	$—

Accruing loans 90 days or more past due	$—	$8	$—	$—	$—

Total nonperforming assets and restructured loans	$20	$8	$244	$239	$—

Total nonperforming assets and restructured loans as a percent of total assets	0.01%	0.00%	0.16%	0.17%	0.00%

The following table sets forth the Company’s loan delinquencies by type, before the allowance for credit losses, by amount and by percentage of type at December 31, 2005.

Loans Delinquent For:
	30-59 days		60-89 days		90 days and over
	Amount	Percent of Category	Amount	Percent	Amount	Percent

(Dollars in thousands)
Commercial and agriculture	$12	0.05%	$—		$—
Real Estate:
Residential 1-4 family	$—		$—		$—
Commercial	$—		$—		$—
Construction and land development	$—		$—		$—
Consumer	$—		$—		$20	0.46%

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

Applicable regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectable and of such little value that continuance as an asset of the institution is not warranted. When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances, which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets. When Mountain Bank Holding classifies problem assets as loss, it charges off the balance of the asset against the allowance for credit losses. Assets, which do not currently expose the bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses, are required to be designated as special mention. Mountain Bank Holding’s determination as to the classification of its assets is subject to review by the OCC during periodic examinations.

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

Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Management periodically updates valuations and if the value declines, a specific provision for losses on such property is established by a charge to operations. Mt. Rainier Bank had no foreclosed real estate at December 31, 2005.

The allowance for credit losses is estimated by management based on historical loss experience and known changes within the loan portfolio at the measurement date. The provision that is charged to income is the amount needed to maintain an adequate allowance for credit losses. The allowance for credit losses at December 31, 2005 was $1,569,000 or 1.28% of loans outstanding. The allowance for credit losses at year-end 2004 was $1,376,000 or 1.14% of loans outstanding. The following table presents data related to Mt. Rainier Bank’s allowance for credit losses as of December 31 for the years indicated.

	2005	2004	2003	2002	2001
	(Dollars in thousands)
Allowance for loan losses
(beginning of period)	$1,376	$1,101	$852	$753	$700

Loans charged off:
Commercial and agricultural	—	9	101	10	13
Real estate construction	—	—	—	—	—
Real estate mortgage	—	—	—	221	—
Consumer	6	10	41	47	25

Total	6	19	142	278	38

Recoveries of loans previously charged off:
Commercial and agricultural	0	16	3	10	0
Real estate construction	0	0	0	0	0
Real estate mortgage	0	0	0	0	0
Consumer	0	2	3	7	6

Total	0	18	6	17	6

Net loans charged off	6	1	136	261	32

Provision for possible loan losses	199	276	385	360	85

Allowance for possible loan losses	—	—	—	—	—

(end of period)	$1,569	$1,376	$1,101	$852	$753

Loans outstanding:
Average	$122,251	$109,439	$91,351	$74,940	$67,875
End of period	122,435	120,403	98,744	82,261	68,887
Ratio of allowance for loan loss to total loans outstanding
Average	1.28%	1.26%	1.21%	1.14%	1.11%
End of period	1.28%	1.14%	1.12%	1.04%	1.09%
Ratio of net charge-offs to average loans outstanding	0.00%	0.00%	0.15%	0.35%	0.05%

Allocation of Loan Loss By Loan Classification

	12/31/2005		12/31/2004		12/31/2003		12/31/2002		12/31/2001
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial and agricultural	$367	19.32%	$370	22.26%	$294	21.80%	$246	24.93%	$231	26.83%
Real estate construction	94	10.18%	80	9.67%	74	10.97%	30	6.81%	33	7.99%
Real estate mortgage	1,003	66.98%	816	63.60%	622	61.28%	459	61.26%	348	57.46%
Consumer	105	3.52%	110	4.47%	111	5.95%	117	7.00%	139	7.72%
Unallocated	—	0.00%	—	0.00%	—	0.00%	0	0.00%	1	0.00%

Total loans	$1,569	100.00%	$1,376	100.00%	$1,101	100.00%	$852	100.00%	$753	100.00%

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

During 2005, the loan loss allocations by category were adjusted to reflect the overall changes as they affect percentages in each pool of loans categorized by the bank’s Loan Loss Reserve Analysis. By this method, the allowance for consumer loans, as a percentage of overall loans decreased from 8.00% to 6.69% and the allowance for commercial and agriculture loans decreased from 26.89% to 23.39% as of December 31, 2005. During this same period, the allowance for real estate secured loans increased from 65.12% to 69.92% of the bank portfolio. The fundamental process for calculating the bank’s loan loss allocation requirements remained unchanged during this accounting period.

Mountain Bank Holding utilizes an internal asset classification system as a means of reporting problem and potential problem assets. At each scheduled Bank Board of Directors meeting, a watch list is presented, showing significant loan relationships listed as Special Mention, Substandard, and Doubtful. Set forth below is a discussion of each of these classifications.

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

Loans in this category have some identifiable problem, most notably slowness in payments, but, in management’s opinion, offer no immediate risk of loss. An extension of credit that is not delinquent also may be identified as special mention. These loans are classified due to Mt. Rainer Bank’s management’s actions or the servicing of the loan. The lending officer may be unable to properly supervise the credit because of an inadequate loan or credit agreement. There may be questions regarding the condition of and/or control over collateral. Economic or market conditions may unfavorably affect the obligor in the future. A declining trend in the obligor’s operations or an imbalanced position in the balance sheet may exist, although it is not to the point that repayment is jeopardized. Another example of a special mention credit is one that has other deviations from prudent lending practices.

If Mt. Rainier Bank may have to consider relying on a secondary or alternative source of repayment, then collection may not yet be in jeopardy, but the loan may be considered special mention. Other trends that indicate that the loan may deteriorate further include such “red flags” as continuous overdrafts, negative trends on a financial statement, such as a deficit net worth, a delay in the receipt of financial statements, accounts receivable aging, etc. These loans on a regular basis can be 30 days or more past due. Judgments, tax liens, delinquent real estate taxes, cancellation of insurance policies and exceptions to bank policies are other “red flags”.

Substandard: A substandard extension of credit is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Extensions of credit so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Mt. Rainier Bank will sustain some loss if the deficiencies are not corrected. In other words, there is more than normal risk of loss. Loss potential, while existing in the aggregate amount of substandard credits, does not have to exist in individual extensions of credit classified substandard.

The likelihood that a substandard loan will be paid from the primary source of repayment is uncertain. Financial deterioration is underway and very close attention is warranted to insure that the loan is collected without a loss. Mt. Rainier Bank may be relying on a secondary source of repayment, such as liquidating collateral, or collecting on guarantees. The borrower cannot keep up with either the interest or principal payments. If Mt. Rainier Bank is forced into a subordinated or unsecured position due to flaws in documentation, the loan may be substandard. If the loan must be restructured, or interest rate concessions made, it should be classified as such. If Mt. Rainier Bank is contemplating foreclosure or legal action, the credit is likely substandard.

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

Potential problem loans are loans included on the watch list presented to the Board of Directors but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. At December 31, 2005, 2004, 2003, 2002 and 2001, special mention, substandard, and doubtful classifications were as follows:

	2005	2004	2003	2002	2001
	(in thousands)
Special mention	$1,162	$2,000	$978	$763	$269
Substandard	580	923	759	532	1,699
Doubtful	—	—	—	—	—

Total Classified	$1,742	$2,923	$1,737	$1,295	$1,968

Total classifications include those loans that have been adversely classified by bank regulators and the Company’s internal loan review department. These amounts include non-accrual and impaired loans. Mountain Bank Holding continues to monitor its loan portfolio for adverse changes in specific types of loans and overall.

Mountain Bank Holding’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Mt. Rainier Bank’s primary regulators in the course of its regulatory examinations, which can order the establishment of additional general or specific loss allowances. There can be no assurance that regulators, in reviewing Mt. Rainier Bank’s loan portfolio, will not request the bank to materially increase its allowance for loan losses. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

DEPOSITS

Mt. Rainier Bank’s primary sources of funds are deposits, borrowings, amortization and repayment of loan principal, interest earned on or maturation of investment securities and short-term investments, and funds provided from operations.

The following tables set forth the average amounts of and average rates paid on Mt. Rainier Bank’s deposit accounts for December 31 of the years indicated, as well as the actual amounts and percentage of total deposits as of December 31 of the years indicated.

	2005		2004		2003
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid

	(Dollars in thousands)
Non-interest bearing demand deposits	$32,480	0%	$26,200	0%	$20,890	0%
Interest-bearing demand deposits	57,753	1.1%	53,980	1.1%	48,613	1.1%
Savings deposits	18,235	0.7%	16,724	0.7%	14,529	0.8%
Time deposits under $100,000	33,285	2.8%	32,159	2.2%	30,918	2.5%
Time deposits over $100,000	22,492	3.3%	20,848	2.6%	16,460	2.9%

Total	$164,245	1.9%	$149,911	1.6%	$131,410	1.7%

	2005		2004		2003
	Actual Amounts	Percentage Total Deposits	Actual Amounts	Percentage Total Deposits	Actual Amounts	Percentage Total Deposits

	(Dollars in thousands)
Non-interest bearing demand deposits	$33,298	19.38%	$28,984	18.39%	$23,756	17.12%
Interest-bearing demand deposits	57,866	33.68%	58,059	36.84%	51,041	36.78%
Savings deposits	19,654	11.44%	16,241	10.31%	15,679	11.30%
Time deposits under $100,000	35,244	20.51%	30,830	19.56%	31,258	22.52%
Time deposits over $100,000	25,751	14.99%	23,486	14.90%	17,041	12.28%

Total	$171,813	100.00%	$157,600	100.00%	$138,775	100.00%

At December 31, the scheduled maturities of certificates of deposits were:

	$100,000 or more	Less than $100,000
Three months or less	$3,730	$6,096
Three months through six months	2,471	6,155
Six months though twelve months	8,793	12,933
Over twelve months	10,757	10,060

Total	$25,751	$35,244

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

RETURN ON EQUITY AND ASSETS

The following table sets forth certain ratios related to the Company for the periods indicated.

	Year ended December 31
	2005	2004	2003
			(As Restated)
Return on assets (1)	1.12%	0.84%	0.82%
Return on equity (2)	10.79%	8.09%	7.67%
Dividend payout ratio (3)	16.48%	14.49%	0.00%
Average equity to average assets	10.43%	10.63%	10.89%

(1)	Net income divided by average total assets
(2)	Net income divided by average equity
(3)	Dividends declared per share divided by net income per share

The following table represents short term borrowings for the years ended,

	2005		2004		2003
	Amount Outstanding	Maximum Amounts	Amount Outstanding	Maximum Amounts	Amount Outstanding	Maximum Amounts
	(Dollars in thousands)
Repurchase agreements	$470	$1,086	$—	$—	$—	$—

	2005		2004		2003
	Average Outstanding	Weighted Rate	Average Outstanding	Weighted Rate	Average Outstanding	Weighted Rate
	(Dollars in thousands)
Repurchase agreements	$386	1.05%	$—	0%	$—	0%

SUPERVISION AND REGULATION

The following discussion is only intended to provide brief summaries of significant statutes and regulations that affect the banking industry and therefore is not complete. Changes in applicable laws or regulations and in the policies of regulators may have a material effect on our business and prospects. We cannot accurately predict the nature or extent of the effects on our business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.

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

Mt. Rainier National Bank

General

Mt. Rainier Bank, as a national banking association, is subject to regulation and examination by the OCC. The federal laws that apply to Mt. Rainier Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing Mt. Rainier Bank generally have been promulgated to protect depositors, not stockholders.

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

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons. Extensions of credit must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above. Also, such extensions of credit must not involve more than the normal risk of repayment or present other unfavorable features.

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

The Federal Deposit Insurance Corporation prohibits banks from using their interstate branches primarily for deposit production. The Federal Deposit Insurance Corporation has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Washington has “opted in” to the Interstate Act and allows in-state banks to merge with out-of-state banks subject to certain aging requirements. Washington law generally authorizes the acquisition of an in-state bank by an out-of-state bank by merger with a Washington financial institution that has been in existence for at least 5 years prior to the acquisition. With regard to interstate bank branching, until recently, out-of-state banks that did not already operate a branch in Washington could not establish de novo branches in Washington or establish and operate a branch by acquiring a branch in Washington. In 2005, however, Washington interstate branching laws were amended so that an out-of-state bank may, subject to the Director’s approval, open de novo branches in Washington or acquire an in-state branch so long as the home state of the out-of-state bank has reciprocal laws with respect to de novo branching or branch acquisitions.

Deposit Insurance

The deposits of Mt. Rainier Bank are currently insured to a maximum of $100,000 per depositor (in some instances up to $100,000 per deposit account, depending on the ownership category of the account) through the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Reform Act of 2005, the Bank Insurance Fund will be merged with the Savings Association Insurance Fund into a new Deposit Insurance Fund, and the maximum deposit insurance amounts will be subject to inflation adjustments every five years, commencing April, 2010. All insured banks are required to pay semi-annual deposit insurance premium assessments to the Federal Deposit Insurance Corporation.

Dividends

The principal source of Mountain Bank Holding’s cash revenues is dividends received from Mt. Rainier Bank. The payment of dividends is subject to certain restrictions. For example, a national bank generally can pay dividends out of its undivided profits. However, a national bank cannot pay dividends unless the bank’s capital surplus equals or exceeds its capital stock. There are two exceptions to that restriction. First, a national bank can pay an annual dividend if the bank first transfers ten percent of its net income for the preceding four quarters to capital surplus. Second, a national bank can declare quarterly or semiannual dividends if the bank transfers ten percent or more of its net income for the preceding two quarters to capital surplus. Overlaying these restrictions is an additional restriction that limits the payment of dividends during any calendar year to the extent of the bank’s retained net income for the previous two years, unless approved by the Office of the Comptroller of the Currency. Federal legislation that would simplify dividend calculations for national banks is currently pending. Other than the laws and regulations noted above, which apply to all national banks and bank holding companies, neither we nor Mt. Rainier Bank are currently subject to any regulatory restrictions on our dividends.

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

Other Significant Federal Laws and Regulations

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Act”) addresses corporate and accounting fraud. The Act establishes an accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

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

Financial Services Modernization. The Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act of 1999, brought about significant changes to the laws affecting banks and bank holding companies. Generally, the act (i) repealed the historical restrictions on preventing banks from affiliating with securities firms, (ii) provided a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provided an enhanced framework for protecting the privacy of consumers’ information and (v) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

We do not believe that the act has or will negatively affect our operations. However, to the extent the act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

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

ITEM 1A. RISK FACTORS

Fluctuating interest rates can adversely affect our profitability

Our profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread, and, in turn, our profitability. We cannot assure you that we can minimize our interest rate risk. In addition, interest rates also affect the amount of money we can lend. When interest rates rise, the cost of borrowing also increases. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business and prospects. Most recently, rising rates have increased the interest rate margins for many financial institutions as interest rates have risen. In a falling rate environment, interest rate margins will decrease and competition for loans and deposits will increase. Mt. Rainier Bank will continue to be affected by changes in interest rates and other economic factors beyond its control. We are asset sensitive, meaning that our assets reprice more quickly than our liabilities. This has an adverse effect in the short term on our interest margins, in a falling interest rate environment.

Our allowance for loan losses may not be adequate to cover actual loan losses, which could adversely affect our earnings

We maintain an allowance for loan losses in an amount that we believe is adequate to provide for losses inherent in the portfolio. While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that are identified. As a result, future additions to the allowance may be necessary. Additionally, future additions to the allowance may be required based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the allowance. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses could have a negative effect on our financial condition and results of operation.

Some of our loan concentrations present a business risk if segments of the economy suffer a downturn

Our loan portfolio contains a high percentage of commercial and commercial real estate loans in relation to our total loans and total assets. Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. These types of loans also typically are larger than residential real estate loans and other commercial loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in: a loss of earnings from these loans; an increase in the provision for loan losses; or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition. Dairy and agriculture loans could present additional risk if continued pressure concerning environmental issues results in increased costs and lower margins for farmers.

An economic downturn in the market area we serve may cause us to have lower earnings and could increase our credit risk associated with our loan portfolio

The inability of borrowers to repay loans can erode our earnings. Substantially all of our loans are to businesses and individuals in south King and East Pierce counties, and any decline in the economy of this market area could impact us adversely. As a lender, we are exposed to the risk that our customers will be unable to repay their loans in accordance with their terms, and that any collateral securing the payment of their loans may not be sufficient to assure repayment.

Competition in our market area may limit our future success

Commercial banking is a highly competitive business. We compete with other commercial banks, savings and loan associations, credit unions and finance companies operating in our market area. We are subject to substantial competition for loans and deposits from other financial institutions. Some of our competitors are not subject to the same degree of regulation and restriction as we are. Some of our competitors have greater financial resources than we do. We compete for funds with other financial institutions that, in most cases, are significantly larger and able to provide a greater variety of services than we do and thus may obtain deposits at lower rates of interest. If we are unable to effectively compete in our market area, our business and results of operations could be adversely affected.

There is little trading activity in our outstanding shares

There is no active market for our outstanding shares, and it is unlikely that an established market for our shares will develop in the near future. We presently do not intend to seek listing of the shares on any securities exchange, or quotation on the Nasdaq interdealer quotation system. It is not known whether significant trading activity will take place for several years, if at all. Accordingly, our shares should be considered as a long-term investment.

Our business could be harmed if we lost the services of our senior management team

We believe that our success to date and our prospects for success in the future are substantially dependent on our senior management team, which includes Roy T. Brooks, Chairman of the Board and CEO of Mountain Bank Holding, Steve W. Moergeli. President and CEO of Mt. Rainier Bank, Sheila M. Brumley, Chief Financial officer of Mountain Bank Holding and Senior Vice President and Cashier of Mt. Rainier Bank, and the experienced management team they have assembled. The loss of the services of any of these persons, could have an adverse effect on our business. In light of the relatively small number of persons involved in the south King and east Pierce area banking industry, we could have difficulty replacing any of our senior management team with equally competent persons who are also familiar with our market area.

There are restrictions on changes in control of the Company that could decrease our shareholders’ chance to realize a premium on their shares

As a Washington corporation, we are subject to various provisions of the Washington Business Corporation Act that impose restrictions on certain takeover offers and business combinations, such as combinations with interested shareholders and share repurchases from certain shareholders. Provisions in our Articles of Incorporation [requiring a staggered Board and/or containing fairness provisions] could have the effect of hindering, delaying or preventing a takeover bid. These provisions may inhibit takeover bids and could decrease the chance of shareholders realizing a premium over market price for their shares as a result of the takeover bid.

Government Regulation and Monetary Policy

The Company and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations. The restrictions imposed by such laws and regulations limit the manner in which the Company conducts its banking business, undertakes new investments and activities and obtains financing. These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit holders of the Company’s securities. Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is in the control of the Company. Significant new laws or changes in, or repeals of, existing laws could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, and any unfavorable change in these conditions could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. See “Supervision and Regulation” above.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Mountain Bank Holding has no unresolved staff comments.

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

On November 16, 1998, Mt. Rainier Bank opened its Auburn Branch located at 1436 Auburn Way So, Auburn, Washington. This branch was relocated on September 17, 2005 to 2041 Auburn Way No, Auburn, Washington. The facility has approximately 4,850 square feet. The Company has received an earnest money agreement for the purchase of the former location at 1436 Auburn Way So.

On April 5, 2002, Mt. Rainier Bank opened its Maple Valley Branch located at 23924 225th Way SE in Maple Valley, Washington. The facility has approximately 3,287 square feet.

On March 26, 2003, Mt. Rainier Bank opened its Sumner Branch located at 15104 E. Main St. in Sumner, Washington. The facility has approximately 3,768 square feet.

On March 15, 2004, Mt. Rainier Bank opened a loan production office in Federal Way, Washington. The office is a leased facility with approximately 1,000 square feet. On July 6, 2005, Mt. Rainier Bank purchased property at 33515 9th Avenue South in Federal Way, Washington. The property is approximately 40,000 square feet. The Company is in the process of obtaining permits and bids to construct a full service facility and intend to close the loan production office and relocate the staff to the full service branch upon completion.

Mt. Rainier Bank owns all of the facilities described above. Management believes that the facilities are of sound construction, in good operating condition, are appropriately insured and are adequately equipped for carrying on the business of the Company.

On March 27, 2003, Mountain Bank Holding purchased a vacant lot located at 1409 3rd Street along with a building located at 1445 3rd Street, Enumclaw, Washington. The building is approximately 2,880 square feet. The mortgage department of Mt. Rainier Bank is currently leasing approximately 1,440 square feet of the building with the remainder being used as a storage facility. The vacant lot will be used for future expansion.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2005, no matters were submitted to the security holders through the solicitation of proxies or otherwise.

PART II

(Items 5-9)

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

Period	# of Shares Traded	Price Range
2005
1st Quarter	6,170	$15.50 to $16.50
2nd Quarter	8,993	$15.00 to $17.00
3rd Quarter	15,276	$16.50 to $18.00
4th Quarter	7,196	$17.50 to $19.00

2004
1st Quarter	18,814	$14.25 to $15.00
2nd Quarter	22,317	$15.00
3rd Quarter	9,082	$15.00 to $15.50
4th Quarter	4,171	$15.50 to $16.50

2003
1st Quarter	13,533	$13.50 to $14.00
2nd Quarter	2,895	$14.00
3rd Quarter	20,264	$14.00 to $14.50
4th Quarter	12,724	$14.25 to $15.00

The price information was obtained from Mt. Rainier Bank acting as transfer agent for Mountain Bank Holding.

On April 1, 2004, Mountain Bank Holding offered for sale 60,000 shares of no par value common stock at a subscription price of $15.00 per share. The offering was successfully completed on April 8, 2004.

As of December 31, 2005, there were 2,302,741 shares of Mountain Bank Holding Company common stock issued and outstanding.

At December 31, 2005, stock options for 153,775 shares of Mountain Bank Holding Company common stock were outstanding. See Note 11 of the audited financial statements for additional information.

Number of Equity Holders

As of January 31, 2006, there were 1,178 shareholders of record of Mountain Bank Holding’s common stock.

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

Payment of Dividends

The principal source of Mountain Bank Holding’s cash revenues is dividends received from Mt. Rainier Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. In addition, a bank has certain restrictions on the payment of dividends and also may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. See “SUPERVISION AND REGULATION—MT. RAINIER NATIONAL BANK” contained elsewhere in this Annual Report. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither Mt. Rainier Bank nor we are currently subject to any regulatory restrictions on our dividends.

On February 20, 2004, the Company paid a cash dividend in the amount of $.10 per share to shareholders of record as of February 20, 2004.

On March 15, 2005, the Company paid a cash dividend in the amount of $.15 per share to be paid to shareholders of record as of March 15, 2005.

On January 17, 2006, the Board of Directors approved a cash dividend in the amount of $.18 per share to be paid to shareholders of record as of February 1, 2006.

EQUITY COMPENSATION PLAN INFORMATION

	Year Ended December 31, 2005
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding shares reflected in Column (a))
	(a)	(b)	(c) (1)
Equity compensation plans approved by security holders	153,775	$10.26	42,170
Equity compensation plans not approved by security holders	-0-	$0	-0-

Total	153,775	$10.26	42,170

1)	Includes 20,545 shares available for issuance under the company’s employee stock purchase plan as of December 31, 2005.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Income Statement Data
Interest income	$10,878	$9,404	$8,457	$8,169	$8,261
Interest expense	$2,465	$1,932	$1,921	$2,563	$3,528
Net interest income	$8,413	$7,472	$6,536	$5,606	$4,733
Provision for credit losses	$199	$276	$385	$360	$85
Net interest income after provision	$8,214	$7,196	$6,151	$5,246	$4,648
Non-interest income	$1,559	$1,245	$1,615	$1,351	$1,147
Non-interest expense	$6,705	$6,398	$6,000	$5,156	$4,377
Income before income taxes	$3,068	$2,043	$1,766	$1,441	$1,418
Income taxes	$981	$625	$544	$426	$478
Net income	$2,087	$1,418	$1,222	$1,015	$940

Per Share Data
Net income—basic	$0.91	$0.64	$0.57	$0.48	$0.46
Net income—diluted	$0.88	$0.62	$0.55	$0.46	$0.44
Cash dividends declared	$0.15	$0.10	$0.00	$0.00	$0.00
Book value per share	$8.82	$8.21	$7.63	$7.18	$6.43

Balance Sheet Data
Assets	$194,524	$177,645	$156,425	$143,174	$125,881
Loans, net	$120,866	$119,027	$97,643	$81,409	$68,134
Securities	$46,573	$37,502	$32,290	$29,562	$31,612
Deposits	$171,813	$157,600	$138,775	$127,011	$112,111
Shareholders’ equity	$20,299	$18,568	$16,604	$15,404	$13,303
Shares outstanding	2,302,741	2,260,968	2,176,677	2,146,813	2,067,401

Performance Ratios
Return on average assets	1.12%	0.84%	0.82%	0.78%	0.83%
Return on average equity	10.79%	8.09%	7.67%	7.14%	7.40%
Equity to assets	10.44%	10.45%	10.61%	10.76%	10.57%
Net interest margin	4.90%	4.75%	4.70%	4.60%	4.50%
Efficiency ratio	67.10%	73.48%	73.54%	74.32%	74.73%
Allowance for credit losses to loans	1.28%	1.14%	1.12%	1.04%	1.09%

Asset Quality Ratios
Net charge-offs to average loans outstanding	0.00%	0.00%	0.15%	0.35%	0.05%
Non-performing loans to period-end loans	0.02%	0.00%	0.11%	0.11%	0.00%
Non-performing assets to total assets	0.01%	0.00%	0.16%	0.17%	0.00%

Capital and Liquidity Ratios
Risk-based:
Tier 1 capital	14.70%	13.70%	14.08%	12.97%	13.39%
Total capital	15.81%	14.71%	15.02%	13.70%	14.15%
Average loans to average deposits	74.43%	73.01%	69.52%	64.61%	68.21%
Average shares outstanding:
Basic	2,288,320	2,229,061	2,155,914	2,111,819	2,061,662
Dilution	2,338,440	2,298,897	2,240,437	2,195,058	2,137,480

	2005	% of Change	2004	% of Change	2003
Total Assets	$194,524	9.50%	$177,645	13.57%	$156,425

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Mountain Bank Holding Company (“Mountain Bank Holding”) is a Washington corporation formed in 1993 primarily to hold all of the Common Stock of Mt. Rainier National Bank (“Mt. Rainier Bank”), a National Banking Association organized under the laws of the United States.

Mountain Bank Holding focuses on establishing and maintaining long-term relationships with customers, and is committed to serving the financial service needs of the communities in its market area. The Company’s primary market area includes Pierce and South King counties. The Company attracts retail deposits from the general public and uses those deposits, together with other borrowed funds, to originate and purchase residential and commercial mortgage loans, to make consumer loans, and to provide financing for agricultural and other commercial business purposes.

Mountain Bank Holding’s basic mission is to maintain and enhance core earnings while serving its primary market area. As such, the Board of Directors has adopted a business strategy designed to (i) maintain Mountain Bank Holding’s tangible capital in excess of regulatory requirements, (ii) maintain the quality of Mountain Bank Holding’s assets, (iii) control operating expenses, (iv) maintain and, as possible, increase Mountain Bank Holding’s interest rate spread, and (v) manage Mountain Bank Holding’s exposure to changes in interest rates.

Financial Information Regarding Segment Reporting

We currently operate our business in three reportable segments, Community Banking, Mt. Rainier Mortgage and Other. Please refer to Note 23 of our consolidated financial statement for financial information.

Corporate Developments in Fiscal 2005

On March 15, 2005, Mountain Bank Holding paid a cash dividend of $.15 per share to shareholders of record on March 15, 2005. The total amount of the dividend was $341,000.

On July 6, 2005, Mt. Rainier Bank purchased property at 33515 9th Avenue South in Federal Way, Washington for a purchase price of $360,000 with the intent of building a full service facility and relocating the Federal Way Loan Production office.

On September 17, 2005, Mt. Rainier Bank relocated the Auburn facility at 1436 Auburn Way South to 2041 Auburn Way North.

The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and changes therein and results of operations for Mountain Bank Holding and Mt. Rainier Bank for the years ended December 31, 2005, 2004 and 2003.

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

Critical Accounting Policy

Mountain Bank Holding maintains a reserve to absorb probable loan losses inherent in the portfolio. The reserve is maintained at a level Mountain Bank Holding considers to be adequate and is based on ongoing quarterly assessments and evaluations of the collectibility and historical loss experience of loans. Credit losses are charged and recoveries are credited to the reserve. Provisions for credit losses are based on Mountain Bank Holding’s review of the historical credit loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses. In determining the appropriate level of reserves, Mountain Bank Holding estimates losses using a range derived from “low” and “high” estimates. Mountain Bank Holding’s methodology for assessing the appropriate reserve level consists of several key elements. Mountain Bank Holding’s strategy for credit risk management includes a combination of conservative exposure limits significantly below legal lending limits and conservative underwriting, documentation and collections standards. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management reviews of large credit exposures and loans experiencing deterioration of credit quality.

Loans subject to individual evaluation generally consist of commercial, commercial real estate and agricultural loans mainly because of their size and complexity. These loans are analyzed and assigned to risk categories according to Mountain Bank Holding’s internal risk rating system. Loans with a greater risk of loss are identified and placed on the “watch list” for regular management review. Those loans judged to reflect the highest risk profiles are evaluated individually for the impairment of repayment potential and collateral adequacy, and in conjunction with current economic conditions and loss experience, allowances are estimated. The review of individual loans includes those loans that are impaired as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Any reserves for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the underlying collateral.

Other loans identified on Mountain Bank Holding’s “watch list” but not judged to be individually impaired from a repayment or collateral adequacy perspective are aggregated and reserves are recorded using models that track historical loan losses by loan type. In the case of other more homogeneous loan portfolios, including auto loans, residential mortgages, home equity loans and credit card loans, the determination of the allocated reserve is computed on a pooled basis. For these loan pools, historical loss ratios by loan type, current loss and past due experience, and management’s judgment of recent and forecasted economic effects on portfolio performance are factors utilized to determine the appropriate reserve amounts. Also, examination results from bank regulatory agencies and Mountain Bank Holding’s internal credit examinations are considered.

An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. Reserves on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

Mountain Bank Holding’s primary market areas for lending are south King County and Pierce County. When evaluating the adequacy of reserves, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Company’s customers.

Mountain Bank Holding has not substantively changed any aspect to its overall approach in the determination of the reserve for loan and lease losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period reserve for loan losses.

Comparison of Financial Condition at December 31, 2005, 2004 and 2003

	December 31,
	2005	Amount of Change	Percent of Change	2004	Amount of Change	Percent of Change	2003
	(Dollars in thousands)
Cash and deposits in other banks	$7,374	$(1,175)	-13.74%	$8,549	$(7,012)	-45.06%	$15,561
Fed funds sold	3,647	3,647	100.00%	—	—	0.00%	—
Investments:
US Treasury	3,976	889	28.80%	3,087	(537)	-14.82%	3,624
U.S. Government and agency securities	25,480	8,738	52.19%	16,742	5,114	43.98%	11,628
Mortgage backed securities	14,237	(792)	-5.27%	15,029	3,216	27.22%	11,813
Corporate, municipal and equity securities	2,880	236	8.93%	2,644	(2,581)	-49.40%	5,225
Loans:
Loans held for sale	1,790	1,261	238.37%	529	529	0.00%	—
Commercial and agriculture	24,025	(2,893)	-10.75%	26,918	5,392	25.05%	21,526
Real estate	94,169	6,092	6.92%	88,077	16,735	23.46%	71,342
Consumer	4,375	(1,033)	-19.10%	5,408	(468)	-7.96%	5,876
Net deferred loan fees	(134)	(134)	100.00%	—	—	0.00%	—
Provision for credit losses	(1,569)	(193)	14.03%	(1,376)	(275)	24.98%	(1,101)
Premises and equipment	7,575	1,381	22.30%	6,194	608	10.88%	5,586
Other assets	6,699	855	14.63%	5,844	499	9.34%	5,345

Total Assets	$194,524	$16,879	9.50%	$177,645	$21,220	13.57%	$156,425

Deposits:
Non-interest bearing deposits	$33,298	$4,314	14.88%	$28,984	$5,228	22.01%	$23,756
Interest bearing deposits	138,515	9,899	7.70%	128,616	13,597	11.82%	115,019
Other liabilities	2,412	936	63.41%	1,476	430	41.11%	1,046
Shareholders Equity	20,299	1,730	9.32%	18,569	1,965	11.83%	16,604

Total liabilities and shareholders equity	$194,524	$16,879	9.50%	$177,645	$21,220	13.57%	$156,425

Total Assets: The increase in total assets in 2005 was due primarily to an increase in securities available for sale of $9,071,000, an increase in cash, deposits in banks and federal funds sold of $2,472,000 and an increase in net loans receivable of $3,100,000, which was funded primarily by an increase in total deposits of $14,213,000 from current and new banking customers. The increase in total assets during 2004 was also due primarily to an increase in net loans receivable of $21,384,000 which was funded primarily by an increase in deposits of $18,825,000 from current and new banking customers and cash and deposits in banks.

Cash and deposits in other banks: The increase in 2005 of $2,472,000 was funded by an increase in total deposits. The decrease in cash from 2003 to 2004 was primarily in overnight investments, which were also rolled into our investment portfolio to obtain a higher yield and used to fund a portion of the loan growth.

Investment Portfolio: In 2005 securities available for sale increased by $9,071,000. $8,738,000 of the increase was invested in US government sponsored agencies. Corporate maturities were redeployed into municipal securities. In 2004 the corporate and municipal maturities were redeployed into US government sponsored agencies as well as mortgage backed securities. Additional securities were purchased in these two categories with excess overnight funds to produce a higher yield.

Loans Receivable and Loans Held For Sale, net of allowance for credit losses: In 2005, loans increased by $3,427,000. The increase in loans was primarily due to growth in residential, construction and land development and commercial loans. The Bank’s Maple Valley, Sumner, Federal Way and Buckley branches contributed the largest increases. Commercial real estate loans and residential construction loans dominated growth. Overall, loan volume diminished in 2005 as demand for refinancing and purchasing of commercial income properties declined. In 2004, the increase in loans was primarily in commercial and agriculture and real estate loans. The Bank’s two new branches (Sumner and Federal Way), together, contributed $8,627,000 of the increase. Both branches were opened with seasoned, experienced loan officers. Commercial real estate loans continue to dominate portfolio growth. Motivated by excellent interest rates, borrowers are refinancing and purchasing commercial income properties.

Deposits: As illustrated in the above table, interest bearing deposits increased $9,899,000 and non-interest bearing increased $4,314,000. Likewise, interest-bearing deposits accounted for a larger percentage of the overall deposit growth in 2004. In 2005, the Buckley location increased deposits by $3,000,000 and the Black Diamond branch increased by approximately $5,800,000. Approximately $4,554,000 of the increase for 2004 was attributed to the new Sumner branch. The Bank opened over 3,000 accounts each year, from existing and new customers, which contributed to the deposit growth.

Shareholders’ Equity: In 2005, total shareholders equity increased by $1,730,000 to a total of $20,299,000. The increase reflected net income of $2,087,000 and the exercise of stock options, offset by the payment of dividends and a decrease in other comprehensive income. Total shareholders’ equity increased by $1,965,000 to a total of $18,569,000 at December 31, 2004. The net proceeds from the April 1, 2004 offering of $846,000, the exercise of stock options, net income of $1,418,000 and payment of dividends affected the components of shareholders’ equity.

Comparison of Operating Results for Years Ended December 31, 2005, 2004 and 2003

	December 31,
	2005	Amount of Change	Percent of Change	2004	Amount of Change	Percent of Change	2003
	(Dollars in thousands)
Net interest income	$8,413	$941	12.59%	$7,472	$936	14.32%	$6,536
Provision for credit losses	199	(77)	-27.90%	276	(109)	-28.31%	385
Net interest income after provision for credit losses	8,214	1,018	14.15%	7,196	1,045	16.99%	6,151

Non-interest income:
Service charges	562	(19)	-3.27%	581	9	1.57%	572
Gains on mortgage loans sold	485	234	93.23%	251	(363)	-59.12%	614
Gains on sales of securities available for sale, net	—	(14)	-100.00%	14	14	0.00%	—
Income on bank owned life insurance	151	(2)	-1.31%	153	—	0.00%	153
Other	361	115	46.75%	246	(30)	-10.87%	276

Non-interest expense:
Salaries and employee benefits	4,152	122	3.03%	4,030	402	11.08%	3,628
Occupancy and equipment expense	897	(4)	-0.44%	901	36	4.16%	865
Other expense	1,656	189	12.88%	1,467	(40)	-2.65%	1,507

Income before taxes	3,068	1,025	50.17%	2,043	277	15.69%	1,766

Income taxes	981	356	56.96%	625	81	14.89%	544

Net income	$2,087	$669	47.18%	$1,418	$196	16.04%	$1,222

Net Income: Net income for 2005 was $2,087,000 or $.88 per diluted share ($.91 per basic share) compared to $1,418,000 or $.62 per diluted share ($.64 per basic share) in 2004. This reflected an increase of $47.2% over 2004. The higher income was attributed to the increase in the bank’s net interest margin from 4.8% in 2004 and 2003 to 4.9% in 2005, and an increase in gains on mortgage loans sold.

Net income for 2004 was $1,418,000 or $.62 per diluted share ($.64 per basic share) compared to $1,222,000 or $.57 per diluted share ($.55 per basic share). The higher earnings for 2004 were primarily a result of increased net interest income. Net interest income was higher due to a higher percentage of our earning assets being in loans, which earns more than securities and interest bearing deposits. The increase in net interest income was offset by a decrease in gains on mortgage loans sold and an increase in non-interest expense.

Net Interest Income: In 2005 average-earning assets increased to $171,636,000 from $157,462,000, which represented a 9.00% increase and the yield on average earning assets increased from 6.0% to 6.3% or 30 basis points. Based on the bank’s asset liability model, we are asset sensitive, which means that our assets re-price faster than our liabilities. In periods of rising interest rates, such as we have experienced in 2005 our net interest margin increases until we re-price our liabilities. Average interest bearing liabilities increased only $8,054,000 or 6.51% with the yield on interest bearing liabilities increasing from 1.6% to 1.9%. Mt. Rainier Bank’s net interest margin increased from 4.8% in 2004 and 2003 to 4.9% in 2005.

Provision for Credit Losses: For the years ended December 31, 2005, 2004 and 2003, net charge-offs were $6,000, $1,000 and $136,000 respectively. The provision for credit losses is determined by management based on the factors and processes described above under “BUSINESS—Credit Risk Management and Allowance for Credit Losses.” The total allowance for credit losses increased $193,000 to $1,569,000 at December 31, 2005 from $1,376,000 at December 31, 2004. The increased level of allowance for credit losses was primarily due to the growth in the loan portfolio and changes in the local economic expectations.

Non-Interest Income: Non-interest income for 2005 increased by $314,000 to $1,559,000 from $1,245,000. The gain on mortgage loans sold accounted for $234,000 of the increase. In 2005, Mt. Rainier Bank sold the credit card portfolio for a gain of $66,000 that also accounted for a portion of the increase. Mountain Bank Holding’s non-interest income for 2004 decreased due primarily to a large decrease in gains on mortgage loans sold. Income from these gains decreased $363,000 to $251,000 in 2004 from $614,000 in 2003. The stabilization of interest rates has decreased the amount of mortgage refinance applications substantially.

Non-Interest Expense: In 2005, salary and benefit increases were primarily due to the addition of three full time equivalent staff positions, an increase in commissions on mortgage loans and an increase in employee benefit costs, offset by the deferral of compensation expense with regards to Fasb91. In 2004, salary and employee benefit increases were primarily due to the addition of three full time equivalent staff positions, $57,000 increase in incentive bonuses, $44,000 increase in employment benefit expense and $19,000 in employment taxes. Executive retirement compensation expense was $373,000 in 2004 compared to $322,000 in 2003. Non-interest expense as a percent of average assets decreased slightly at 3.61% in 2005 compared to 3.79% in 2004 as evidenced in the following table.

	2005		2004		2003
	Amount	% of Average Assets	Amount	% of Average Assets	Amount	% of Average Assets
Salaries and employee benefits	$4,152	2.24%	$4,030	2.39%	$3,628	2.44%
Occupancy expenses	414	0.22%	373	0.22%	330	0.22%
Furniture and equipment	483	0.26%	528	0.31%	535	0.36%
Advertising	55	0.03%	42	0.02%	46	0.03%
Professional fees	118	0.06%	35	0.02%	106	0.07%
Business and occupation taxes	147	0.08%	122	0.07%	121	0.08%
Customer check expense	32	0.02%	37	0.02%	48	0.03%
Data processing expense	434	0.23%	416	0.25%	387	0.26%
Director fees	125	0.07%	119	0.07%	130	0.09%
FDIC assessment	21	0.01%	21	0.01%	20	0.01%
OCC assessment	64	0.03%	58	0.03%	54	0.04%
Office and stationary expense	110	0.06%	90	0.05%	114	0.08%
Postage	41	0.02%	46	0.03%	47	0.03%
Telephone	101	0.05%	92	0.05%	83	0.06%
Other	408	0.22%	389	0.23%	351	0.24%

Total	$6,705	3.61%	$6,398	3.79%	$6,000	4.04%

Provision for Income Taxes: The provision for income taxes increased in 2005 from 2004, primarily as a result of increased taxable income. The effective tax rate was 31.98% for 2005, compared to 30.59% in 2004 and 30.80% in 2003. Income from the Company’s life insurance policies is the primary reason the effective tax rate is lower than the statutory rate.

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

At December 31, 2005, Mt. Rainier Bank exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

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

Mountain Bank Holding’s equity capital was $20,299,000 at year-end 2005 compared to $18,568,000 at year-end 2004. The increase of $1,731,000 was attributed to the exercise of stock options, net income of $2,087,000, less the payment of cash dividends in the amount of $341,000 and a decrease in other comprehensive income. Mountain Bank Holding’s equity capital was $18,568,000 at year-end 2004 compared to $16,604,000 at year-end 2003. The increase of $1,964,000 was attributed to the sale of 60,000 shares of common stock at a price of $15.00 per share netting proceeds of $846,000, the exercise of stock options, net income of $1,418,000, less the payment of cash dividends in the amount of $219,000.

At December 31, 2005, Mountain Bank Holding’s Tier 1 Capital to Average Assets was 10.71%, Tier 1 Capital to Risk Weighted Assets was 14.70% and Total Capital to Risk Weighted Assets was 15.81%. Mountain Bank Holding would be considered “well capitalized” within applicable Federal banking regulatory guidelines at December 31, 2005. See Note 15 to Mountain Bank Holding’s Consolidated Financial Statements contained in this document for a table that shows the requirements for being considered “well capitalized” under such guidelines.

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

Liquidity Resources

Liquidity. The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Mt. Rainier Bank’s liquidity, represented by cash and cash due from banks, federal funds sold and interest-bearing deposits in other banks, is a result of its operating, investing and financing activities. In order to ensure funds are available at all times, Mt. Rainier Bank devotes resources to projecting on a monthly basis the amount of funds that will be required and maintains relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets that are generally matched to correspond to the maturity of liabilities. Mt Rainier Bank has borrowing lines at three correspondent banks in the aggregate amount of $15,000,000 and a borrowing line at Federal Home Loan Bank of Seattle in the approximate amount of $19,400,000 for a total available of $34,400,000 for short term funding.

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

The Bank’s primary investing activity is the origination of real estate, commercial and consumer loans. During the years ended December 31, 2005, 2004 and 2003, the Bank originated $88 million, $104.9 million and $81.4 million in loans, respectively. At December 31, 2005 the Bank had outstanding loan commitments of $21.3 million and outstanding letters of credit of $264 thousand. The Bank anticipates that it will have sufficient funds available to meet current loan commitments.

The volume of mortgage loans sold also impacts the Bank’s liquidity. During the years ended December 31, 2005, 2004 and 2003, the Bank sold $44.4 million, $22.4 million, and $42.9 million of residential mortgage loans. The fluctuation in loan sales is due in large part to the fluctuation of mortgage interest rates.

The Bank’s liquidity has been impacted by increases in deposit levels. During the years ended December 31, 2005, 2004 and 2003 deposits increased by $14.2 million, $18.8 million and $11.8 million.

Investment securities and interest bearing deposits increased to $53.8 million at December 31, 2005 from $44.4 million at December 31, 2004.

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

Mt. Rainier Bank uses the “ALX” asset liability management model, a proprietary system. At December 31, 2005, we had a negative cumulative re-pricing gap within one year of approximately $66,262,000, or approximately 38.61% of total average earning assets. This negative re-pricing gap indicates that our future earnings may be materially adversely impacted by a rise in market interest rates, and such impact would primarily be felt in the twelve-month period after such a rise in rates.

The following table represents interest sensitivity profiles for Mt. Rainier Bank as of December 31, 2005. The table represents a static point in time and does not consider other variables, such as changing spread relationships or interest rate levels. “Interest sensitive gap” is the difference between total earning assets and total interest-bearing liabilities re-pricing in any given period.

	Total Within One Year	One Year To Five Years	Over Five Years
	(Dollars in thousands)
Rate Sensitive Assets:
Loans	$37,455	$73,404	$13,480
Investments (amortized cost)	7,829	36,204	3,147
Interest Bearing Deposits and Federal Funds Sold	6,152	291	—

TOTAL	$51,436	$109,899	$16,627

Rate Sensitive Liabilities:
Savings, Now and Interest Checking	77,520
Time Deposits	40,178	20,817	—

TOTAL	$117,698	$20,817	$0

Interest Sensitive Gap	$(66,262)	$89,082	$16,627

Cumulative Gap	$(66,262)	$22,820	$39,447
Cumulative Gap as a % of Average Earning Assets	-38.61%	13.30%	22.98%

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

Based on the “ALX” asset liability model as of December 31, 2005, Mt. Rainier Bank’s sensitivity to gains or losses in future earnings due to hypothetical increases or decreases in the Fed Funds rate are as follows:

Increase in Interest Rates	Net Interest Margin Change	Decrease in Interest Rates	Net Interest Margin Change
+1.00%	+$118,000	-1.00%	-$151,000
+2.00%	+$236,000	-2.00%	-$302,000

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

The following table summarizes the Bank’s non-accrual, past due, foreclosed real estate and restructured assets for the years ended December 31:

	2005	2004
	(in thousands)
Loans accounted for on a Non-accrual basis
Commercial	-0-	-0-
Consumer	$20	-0-
Accruing loans which are past due 90 days or more
Commercial	-0-	-0-
Real Estate	-0-	-0-
Consumer	-0-	$8
Foreclosed real estate	-0-	-0-

Non-accrual loans as a percentage of net loans before the allowance for credit losses was .2% at year-end 2005 and 0% at year end 2004. Non performing loans as a percentage of the allowance for credit losses was 1.3% at year-end 2005 and .58% at year-end 2004, which is a measure of Mt. Rainier Bank’s ability to cover problem assets with existing reserves.

Mountain Bank Holding had no material restructured loans in 2005 or 2004. The asset quality of Mountain Bank Holding continues to be good, which is a result of good underwriting standards coupled with aggressive collection efforts and a stable local economy.

There are certain amounts of interest that have not been accrued and certain amounts that have been collected on the above loans and included in income, which are indicated in the table below:

	2005	2004	2003
	(in thousands)
Total interest income which would have been recorded during the period under original terms of loans on non-accrual	$2	$1	$1
Interest income included in net income for the period	$0	$1	$7

There were no commitments for additional funds related to loans above.

The provision for losses on loans was $199,000 for 2005, which is a decrease of $77,000 over the provision of $276,000 for 2004. The provision for credit losses is based on ongoing, quarterly analyses of the loan portfolio as well as general economic conditions, historic loan loss experience and loan mix.

IMPACT OF NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123. SFAS 123R will require the Company to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. The provisions of SFAS 123R are effective no later than the beginning of the next fiscal year that begins after December 31, 2005; the Company will adopt the new requirements in its first quarter of fiscal 2006 using the modified prospective transition method. The adoption of SFAS 123R will increase the Company’s future compensation expense for unvested awards outstanding as of December 31, 2005 by the following estimated amounts:

Year Ended December 31,	Estimated additional compensation expense
(dollars in thousands)
2006	$60
2007	$38
2008	$20
2009	$7
2010	$2

In addition, additional compensation costs in 2006 and beyond will be further impacted by various factors; among them being our future compensation strategy.

At its November 12-13, 2003 meeting, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company adopted the disclosure requirements in fiscal year 2003. At the March 17-18, 2004 meeting, the EITF reached a consensus, which approved an impairment model for debt and equity securities. In FASB Staff Position (“FSP”) 03-01-01, issued in September 2004, the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-01 was delayed.

On November 3, 2005, FSP FAS Nos. 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued. This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP nullified the requirements of paragraphs 10-18 of Issue 03-1, carried forward the requirements of paragraph 8 and 9 of Issue 03-1 with respect to cost-method investments and carries forward the disclosure requirements included in paragraphs 21 and 22 of Issue 03-1 and related examples. The guidance in this FSP shall be applied to reporting periods beginning after December 15, 2005. The Company believes the adoption of this FSP in 2006 will not materially impact our results of operations, financial condition, or related disclosures.

In May 2005, FASB issued SFAS No. 154, Accounting Changes for Error Corrections (SFAS No. 154). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It established, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transaction requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial statements.

Mortgage Banking Activities

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income.

Servicing rights are recognized as assets for purchased rights and for the allocated value of retained servicing rights on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment charge or recovery is reported in a valuation allowance by charges or credits to income.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for credit losses, and any deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method.

Because some loans may not be repaid in full, an allowance for credit losses is recorded. An allowance for credit losses is a valuation allowance for probable incurred credit losses. The allowance for credit losses is increased by a provision for credit losses charged to expense and decreased by charge-offs (net of recoveries). The allowance is based on ongoing, quarterly assessments of the probable and estimable losses inherent in the loan portfolio. The Company’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and specific allowances.

The formula portion of the general credit loss allowance is established by applying a loss percentage factor to the different loan types. The allowances are provided based on Management’s continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, geographic concentrations, seasoning of the loan portfolio, specific industry conditions, and the duration of the current business cycle. The recovery of the carrying value of loans is susceptible to future market conditions beyond the Company’s control, which may result in losses or recoveries differing from those provided.

Specific allowances are established in cases where Management has identified significant conditions or circumstances related to a loan that Management believes indicate the probability that a loss has been incurred. Impaired loans consist of loans receivable that are not expected to be repaid in accordance with their contractual terms and are measured using the fair value of the collateral. Smaller balance loans are excluded from this analysis.

Interest income on loans is accrued over the term of the loans based upon the principal outstanding. The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower has the ability to make contractual interest and principal payments, in which case the loan is returned to accrual status.

Derivative Instruments

The Company regularly enters into commitments to originate and sell loans held for sale. Such commitments are considered derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138. These statements require the Bank to recognize all derivative instruments as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. As of December 31, 2005 and 2004, the fair value of loan related commitments were equal to the stated value.

Interest Rate Lock Commitments

Commitments to originate loans (interest rate lock commitments), which primarily consist of commitments to originate fixed-rate residential mortgage loans, are recorded at fair value. Changes in the fair value of interest rate lock commitments are recognized in non-interest income on a quarterly basis. At December 31, 2005 and 2004, the fair value of the interest rate lock commitments were equal to the stated value.

Contractual Obligations

The following table presents, as of December 31, 2005, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date or contractual maturity. These contractual obligations are included in the Consolidated Balance Sheets.

Contractual Obligations	Total	Less than 1 Year	1 to 5 Years	Over 5 Years
Long-term Debt Obligations
Note Payable	$29			$29
Executive Retirement	1,381			1,381
Deferred Compensation	63			63
Total Long-term Obligation	1,473	—	—	1,473

Short Term Debt Obligations
Securities sold with agreements to repurchase	470	470

Total Contractual Obligations	$1,943	$470	$—	$1,473

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk through our lending and deposit gathering activities. For a discussion of how this exposure is managed, see “Asset and Liability Management” under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Neither the Company nor the Bank maintains a trading account for any class of financial instrument, nor do we engage in hedging activities or purchase high-risk derivative instruments. Moreover, neither the Company nor the Bank is subject to foreign currency exchange rate risk or commodity price risk.

The table below provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2005. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The data in this table may not be consistent with the amounts in the “Gap Analysis” table, which represents amounts by the re-pricing date or maturity date (whichever occurs sooner).

	By Expected Maturity
	Year Ended December 31,
	2006	2007	2008	2009	2010	After 2010	Total	Fair Value
	(Dollars in thousands)
Investment Securities
Amounts maturing:
Fixed rate	$7,834	$16,830	$8,923	$3,737	$6,208	$3,148	$46,680	$46,022
Weighted average interest rate	3.04%	3.84%	4.72%	3.79%	3.71%	3.82%	3.85%
Adjustable rate			$500				$500	$491
Weighted average interest rate			3.30%				2.75%
Totals	$7,834	$16,830	$9,423	$3,737	$6,208	$3,148	$47,180	$46,513

Loans
Amounts maturing:
Fixed rate	$9,675	$8,123	$10,121	$6,616	$7,464	$4,724	$46,723	$49,246
Weighted average interest rate	7.07%	7.19%	7.15%	7.18%	7.42%	6.79%	6.41%
Adjustable rate	$35,842	$10,606	$8,235	$11,276	$9,831	$56	$75,846	$73,040
Weighted average interest rate	7.85%	6.68%	6.70%	6.94%	7.43%	7.75%	0.00%
Totals	$45,517	$18,729	$18,356	$17,892	$17,295	$4,780	$122,569	$122,286

Certificates of Deposit
Amounts maturing:
Fixed rate	$40,178	$9,840	$3,473	$4,355	$3,141	$8	$60,995	$61,003
Weighted average interest rate	3.36%	3.84%	3.52%	3.87%	4.40%	6.58%	3.54%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required herein is incorporated by reference to Financial Statements following page 44 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes or disagreements with accountants in 2005.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this annual report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (1) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls: There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the evaluation date, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions. As a result, no corrective actions were taken.

ITEM 9B. OTHER INFORMATION

None

PART III

(Items 10-14)

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding “Directors and Executive Officers” of Mountain Bank Holding is incorporated by reference from Mountain Bank Holding’s 2006 Annual Proxy Statement (“Proxy Statement”) under the captions “BUSINESS OF THE MEETING-Election of Directors,” “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding “Executive Compensation” of Mountain Bank Holding is incorporated by reference from Mountain Bank Holding’s Proxy Statement under the captions “INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES—Compensation of Directors” and “EXECUTIVE COMPENSATION.”

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

PART IV

(Item 15)

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following documents are filed as part of this report:

Audited Financial Statements

(a)(2)	Schedules: None

(a)(3)	Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)

3.2	Amended and Restated By-laws of the Registrant (2)

10.1	Mt. Rainier National Bank 1990 Employee Stock Option Plan (3)

10.2	Mt. Rainier National Bank 1990 Director Stock Option Plan (4)

10.3	Mountain Bank Holding Company 1995 Employee Stock Purchase Plan (3)

10.4	Mountain Bank Holding Company 1999 Employee Stock Option Plan (3)

10.5	Form of 1999 Employee Stock Option Agreements (5)

10.6	Form of Mountain Bank Holding Company 1999 Director Stock Option Plan (5)

10.7	Form of 1999 Director Stock Option Agreement (5)

10.8	Form of 2002 Executive Supplemental Compensation Agreements dated January 1, 2002, as amended on March 3, 2005 for Messrs. Moergeli and Franks and Ms. Brumley (6)

10.9	Split Dollar Life Insurance Agreements for Messrs. Moergeli and Franks and Ms. Brumley (6)

10.10	Form of Change in Control Severance Agreement for Steve Moergeli and Sheila Brumley (6)

10.11	Salary Continuation Agreement for Sterlin Franks (6)

10.12	Form of Participant Long Term Care Agreement for directors and Sterlin Franks and Sheila Brumley (6)

10.13	Form of Amendment to the Supplemental Compensation Agreements for Messrs. Moergeli and Franks and Ms. Brumley (7)

14.	Code of Ethics (8)

23	Consent of McGladrey & Pullen LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10Q-SB for the quarter ended June 30, 2000.
(2)	Incorporated by reference to exhibit 3.2 of the Registrant’s Annual Report on Form 10K-SB for the fiscal year ended December 31, 2000.
(3)	Incorporated by reference to exhibits 99.1, 99.2 and 99.3, respectively, included in the Registrant’s Registration Statement on Form S-8, Registration No. 333-61782
(4)	Incorporated by reference to exhibits included in the Registrant’s Registration Statement on Form 10-SB, Registration No. 000-28394
(5)	Incorporated by reference to exhibits 6.5, 6.6, 6.7 and 6.8, respectively, of the Registrant’s Annual Report on Form 10KSB for the fiscal year ended December 31, 1999.
(6)	Incorporated by reference to exhibits 6.8, 6.9, 6.10, 6.11 and 6.12, respectively, of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(7)	Incorporated by reference to the Form 8-K filed by the registrant on March 8, 2005
(8)	Incorporated by reference to Exhibit 12.2 of the Registrants annual report on Form 10KSB for the fiscal year-end December 31, 2003.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Mountain Bank Holding Company

Enumclaw, Washington

We have audited the consolidated balance sheets of Mountain Bank Holding Company and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mountain Bank Holding Company and Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Seattle, Washington

February 27, 2006

McGladrey & Pullen, LLP is a member firm of RSM International—

an affiliation of separate and independent legal entities.

Mountain Bank Holding Company and Subsidiary

Consolidated Financial Statements

Consolidated Balance Sheets

December 31, 2005 and 2004

(Dollars in Thousands)

	2005	2004
Assets
Cash and due from banks	$4,578	$2,364
Interest bearing deposits at other financial institutions	2,796	6,185
Federal funds sold	3,647	0
Total cash and cash equivalents	11,021	8,549

Securities available for sale	46,573	37,502
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	735	734
Loans held for sale	1,790	529

Loans	122,435	120,403
Allowance for credit losses	1,569	1,376
Net loans	120,866	119,027

Premises and equipment	7,058	6,194
Land held for sale	517	0
Accrued interest receivable	863	681
Bank owned life insurance	3,922	3,771
Other assets	1,179	658

Total assets	$194,524	$177,645

Liabilities
Deposits:
Demand, non-interest bearing	$33,298	$28,984
Savings and interest bearing demand	77,520	74,300
Time	60,995	54,316
Total deposits	171,813	157,600

Securities sold with agreements to repurchase	470	0
Accrued interest payable	265	180
Note payable	29	32
Executive retirement	1,381	981
Deferred compensation	63	57
Other liabilities	204	226

Total liabilities	174,225	159,076

Commitments and Contingencies	0	0

Shareholders’ Equity
Common stock (no par value); authorized 10,500,000 shares; issued and outstanding: 2005—2,302,741; 2004—2,260,968	1,151	1,130
Additional paid-in capital	10,933	10,632
Retained earnings	8,656	6,910
Accumulated other comprehensive loss	(441)	(103)
Total shareholders’ equity	20,299	18,569

Total liabilities and shareholders’ equity	$194,524	$177,645

See notes to consolidated financial statements.

Mountain Bank Holding Company and Subsidiary

Consolidated Statements of Income

Years Ended December 31, 2005, 2004 and 2003

(Dollars in Thousands, Except Per Share Amounts)

	2005	2004	2003
Interest and Dividend Income
Loans	$9,309	$8,139	$7,275
Deposits in banks and federal funds sold	290	127	177
Investment income:
Taxable	1,225	1,096	940
Tax-exempt	41	8	16
Dividends on stock	13	34	49
Total interest and dividend income	10,878	9,404	8,457

Interest Expense
Deposits	2,458	1,929	1,918
Note payable	3	3	3
Repurchase agreements	4	—	—
Total interest expense	2,465	1,932	1,921

Net interest income	8,413	7,472	6,536

Provision for Credit Losses	199	276	385

Net interest income after provision for credit losses	8,214	7,196	6,151

Non-Interest Income
Service charges and other fees on deposit accounts	562	581	572
Gains on mortgage loans sold	485	251	614
Gains on sales of securities available for sale—net	—	14	—
Bank owned life insurance income	151	153	153
Other	361	246	276
Total non-interest income	1,559	1,245	1,615

Non-Interest Expenses
Salaries and employee benefits	4,152	4,030	3,628
Occupancy	414	373	330
Equipment	483	528	535
Other	1,656	1,467	1,507
Total non-interest expenses	6,705	6,398	6,000

Income before income taxes	3,068	2,043	1,766

Income Taxes	981	625	544

Net income	$2,087	$1,418	$1,222

Earnings Per Share
Basic	$0.91	$0.64	$0.57
Diluted	$0.88	$0.62	$0.55

Average Shares
Basic	2,288,320	2,229,061	2,155,914
Diluted	2,338,440	2,298,897	2,240,437

See notes to consolidated financial statements.

Mountain Bank Holding Company and Subsidiary

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2005, 2004 and 2003

(Dollars in Thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
Balance at December 31, 2002	2,146,813	$1,073	$9,472	$4,489	$370	$15,404

Comprehensive income:
Net income				1,222		1,222
Other comprehensive income, net of tax
Change in fair value of securities available for sale					(220)	(220)
Comprehensive income						1,002

Sale of common stock under employee stock purchase plan	1,464	1	17			18
Exercise of stock options	28,400	14	66			80
Tax benefit from exercise of stock options			100			100

Balance at December 31, 2003	2,176,677	1,088	9,655	5,711	150	16,604

Comprehensive income:
Net income				1,418		1,418
Other comprehensive income, net of tax
Change in fair value of securities available for sale					(253)	(253)
Comprehensive income						1,165

Payment of cash dividend ($.10 per share)				(219)		(219)
Sale of common stock	60,000	30	816			846
Sale of common stock under employee stock purchase plan	1,641	1	22			23
Exercise of stock options	22,650	11	61			72
Tax benefit from exercise of stock options			78			78

Balance at December 31, 2004	2,260,968	$1,130	$10,632	$6,910	$(103)	$18,569

Comprehensive income:
Net income				2,087		2,087
Other comprehensive income, net of tax
Change in fair value of securities available for sale					(338)	(338)
Comprehensive income						1,749

Payment of cash dividend ($.15 per share)				(341)		(341)

Sale of common stock under employee stock purchase plan	1,673	1	24			25
Exercise of stock options	40,100	20	116			136
Tax benefit from exercise of stock options			161			161

Balance at December 31, 2005	2,302,741	$1,151	$10,933	$8,656	$(441)	$20,299

See notes to consolidated financial statements.

Mountain Bank Holding Company and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

(Dollars in Thousands)

	2005	2004	2003
Cash Flows from Operating Activities
Net Income	$2,087	$1,418	$1,222
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	199	276	385
Depreciation and amortization	427	534	526
Deferred federal income tax expense(benefit)	(183)	(182)	(51)
Net amortization and accretion of bond premiums and discounts	178	355	443
Gains on sales of securities available for sale	—	(14)	—
Stock dividends received	(2)	(15)	(23)
Gains on loans sold	(551)	(251)	(614)
Originations of loans held for sale	(45,179)	(23,143)	(40,072)
Proceeds from sales of loans	44,918	22,685	43,557
Deferred loan fee origination fees	134	—	—
Gain on sale of foreclosed real estate	—	(18)	—
Bank owned life insurance income	(151)	(153)	(153)
Executive retirement and deferred compensation	406	379	327
(Increase) decrease in accrued interest receivable	(182)	(25)	(55)
(Increase) decrease is accrued interest payable	85	21	(46)
Other—net	(160)	483	191
Net cash provided by operating activities	2,026	2,350	5,637

Cash Flows from Investing Activities
Activity in securities available for sale and Federal Reserve Bank and FHLB stock
Purchases	(21,199)	(23,486)	(20,502)
Maturities, prepayments and calls	11,440	16,523	6,521
Sales	—	1,000	10,478
Increase in loans made to customers, net of principal collections	(2,487)	(21,660)	(16,619)
Additions to premises and equipment	(1,808)	(1,142)	(1,222)
Proceeds from sale of other real estate owned	—	158	—
Purchase of bank owned life insurance	—	(300)	—
Net cash used in investing activities	(14,054)	(28,907)	(21,344)

Cash Flows from financing Activities
Net increase in deposits	14,213	18,825	11,764
Net proceeds from issuance of stock	161	941	98
Repayment of note payable	(3)	(2)	(2)
Increase in securities sold with agreements to repurchase	470	—	—
Payment of dividends	(341)	(219)	—
Net cash provided by financing activities	14,500	19,545	11,860

Net change in cash and cash equivalents	2,472	(7,012)	(3,847)

Cash and Cash Equivalents
Beginning of year	8,549	15,561	19,408

End of year	$11,021	$8,549	$15,561

Supplemental Disclosures of Cash Flow Information
Interest paid	$2,380	$1,908	$1,967
Income taxes paid	1,095	625	544

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Unrealized loss on securities available for sale, net of tax	$(338)	$(253)	$(220)

See notes to consolidated financial statements.

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Note 1—Summary of Significant Accounting Policies

Basis of Consolidation and Operations

The consolidated financial statements include the accounts of Mountain Bank Holding Company (the Company) and its wholly owned subsidiary, Mt. Rainier National Bank (the Bank). All significant inter company transactions and balances have been eliminated. The Company is a holding company, which operates primarily through its major subsidiary, the Bank.

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

Consolidated Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and practices within the banking industry. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the consolidated balance sheet, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for credit losses.

Certain prior year amounts have been reclassified to conform to the 2005 presentation with no change to previously reported net income or shareholders’ equity. All dollar amounts, except per share information, are stated in thousands.

Securities Available for Sale

Securities available for sale consist of debt securities that the Bank intends to hold for an indefinite period, but not necessarily to maturity, and certain equity securities. Such securities may be sold to implement the Bank’s asset/liability management strategies and in response to changes in interest rates and similar factors, and certain equity securities. Securities available for sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of shareholder’s equity titled “accumulated other comprehensive income (loss).” Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings. Accretion of discounts is recognized in interest income over the period to maturity. Amortization of premiums is recognized in interest income over the period to the call date.

Management evaluates debt and equity securities for other than temporary impairment on a quarterly basis based on the securities’ current credit quality, interest rates, term to maturity, and management’s intent and ability to hold the securities until the net book value is recovered. Any other than temporary declines in value are recognized on the statements of income as loss from securities.

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

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

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

The Bank issues various representations and warranties associated with the sale of loans. The Bank has not experienced any significant losses during the years ended December 31, 2005, 2004 and 2003 regarding these representations and warranties.

Premises and Equipment

Premises and equipment are stated at cost less depreciation, which is computed on the straight-line method over the estimated useful lives of the assets, which range from two to five years for furniture and equipment, and thirty years for buildings and improvements. Gains or losses on dispositions are reflected in earnings. These assets are reviewed for impairment when events indicate their carrying value may not be recoverable. If management determines an impairment exists, the asset is reduced with an offsetting charge to expense.

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are initially recorded at the lower of cost or fair value of the properties less estimated costs of disposal. Any write-down to fair value at the time of transfer to foreclosed real estate is charged to the allowance for credit losses. Properties are evaluated regularly to ensure that the recorded amounts are supported by their current fair values. Any subsequent reductions in carrying values and revenue and expense from the operations of properties are charged to non-interest income. There is no foreclosed real estate as of December 31, 2005 and 2004.

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

Cash and Cash Equivalents

For purposes of presentation on the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption Cash and due from banks, Interest bearing deposits at other financial institutions and Federal funds sold. The Bank maintains its cash in depository institution accounts which, at times, may exceed federally insured limits. The Bank has not experienced any losses in such accounts.

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Stock-Based Compensation

Expense for employee compensation under stock option and employee stock purchase plans is based on Accounting Principles Board (APB) Opinion 25, with expense reported only if options are granted below market price at grant date.

SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma disclosures for companies that do not adopt its fair value accounting method of stock-based employee compensation awards granted. Accordingly, the following pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option and employee stock purchase plans. The exercise price of options granted is equivalent to the market value of underlying stock at the grant date. Accordingly, no compensation cost was actually recognized for stock options during 2005, 2004 and 2003.

	2005	2004	2003
Net income, as reported	$2,087	$1,418	$1,222
Less total stock-based compensation expense determined under fair value method for all qualifying awards, net of related tax effects	(81)	(97)	(125)

Pro forma net income	$2,006	$1,321	$1,097

Earnings per share
Basic:
As reported	$0.91	$0.64	$0.57
Pro forma	0.88	0.59	0.51
Diluted:
As reported	0.89	0.62	0.55
Pro forma	0.86	0.58	0.49

The fair value of stock options granted were estimated at the date of grant using the Black-Scholes option pricing model. The Black Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Company’s employee stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. The following weighted-average assumptions were used to determine the fair value:

	For the Calendar Year
	2005	2004	2003
Risk free interest rate	4.02%	4.51%	3.46%
Expected dividend yield	0.22	0.17	0
Expected volatility	17.01	23.40	24.00
Expected option life (in years)	6	9	9
Weighted-average grant date fair value of options	4.68	6.25	5.52

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments disclosed in these financial statements.

Cash and Cash Equivalents

The carrying amounts of cash and due from banks, interest bearing deposits at other financial institutions, and federal funds sold approximate their fair value.

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Securities Available for Sale

Fair value for securities is based on quoted market prices.

Federal Home Loan Bank and Federal Reserve Bank Stock

The carrying value of Federal Home Loan Bank and Federal Reserve Bank stock approximates their fair values.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income(loss). Other comprehensive income(loss) includes the net change in net unrealized gains and losses on securities available for sale, net of reclassification adjustment and tax effects, and is also recognized as a separate component of shareholders’ equity.

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123. SFAS 123R will require the Company to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. The provisions of SFAS 123R are effective no later than the beginning of the next fiscal year that begins after December 31, 2005; the Company will adopt the new requirements in its first quarter of fiscal 2006 using the modified prospective transition method. The adoption of SFAS 123R will increase the Company’s future compensation expense for unvested awards outstanding as of December 31, 2005 by the following estimated amounts:

Year ended December 31,	Estimated additional compensation expense
(in thousands)
2006	$60
2007	38
2008	20
2009	7
2010	2

In addition, additional compensation costs in 2006 and beyond will be further impacted by various factors; among them being our future compensation strategy.

At its November 12-13, 2003 meeting, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company adopted the disclosure requirements in fiscal year 2003. At the March 17-18, 2004 meeting, the EITF reached a consensus, which approved an impairment model for debt and equity securities. In FASB Staff Position (“FSP”) 03-01-01, issued in September 2004, the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-01 was delayed.

On November 3, 2005, FSP FAS Nos. 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued. This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP nullified the requirements of paragraphs 10-18 of Issue 03-1, carried forward the requirements of paragraph 8 and 9 of Issue 03-1 with respect to cost-method investments and carries forward the disclosure requirements included in paragraphs 21 and 22 of Issue 03-1 and related examples. The guidance in this FSP shall be applied to reporting periods beginning after December 15, 2005. The Company believes the adoption of this FSP in 2006 will not materially impact our results of operations, financial condition, or related disclosures.

In May 2005, FASB issued SFAS No. 154, Accounting Changes for Error Corrections (SFAS No. 154). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It established, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transaction requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial statements.

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for credit losses, and any deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method.

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

Because some loans may not be repaid in full, an allowance for credit losses is recorded. An allowance for credit losses is a valuation allowance for probable incurred credit losses. The allowance for credit losses is increased by a provision for credit losses charged to expense and decreased by charge-offs (net of recoveries). The allowance is based on ongoing, quarterly assessments of the probable and estimable losses inherent in the loan portfolio. The Company’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and specific allowances.

The formula portion of the general credit loss allowance is established by applying a loss percentage factor to the different loan types. The allowances are provided based on Management’s continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, geographic concentrations, seasoning of the loan portfolio, specific industry conditions, and the duration of the current business cycle. The recovery of the carrying value of loans is susceptible to future market conditions beyond the Company’s control, which may result in losses or recoveries differing from those provided.

Specific allowances are established in cases where Management has identified significant conditions or circumstances related to a loan that Management believes indicate the probability that a loss has been incurred. Impaired loans consist of loans receivable that are not expected to be repaid in accordance with their contractual terms and are generally measured using the fair value of the collateral. Smaller balance loans are excluded from this analysis.

Interest income on loans is accrued over the term of the loans based upon the principal outstanding. The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower has the ability to make contractual interest and principal payments, in which case the loan is returned to accrual status.

Derivative Instruments

The Bank regularly enters into commitments to originate and sell loans held for sale. Such commitments are considered derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133,

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

“Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138. These statements require the Bank to recognize all derivative instruments as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value.

Commitments to originate loans (interest rate lock commitments), which primarily consist of commitments to originate fixed-rate residential mortgage loans, are recorded at fair value. Changes in the fair value of interest rate lock commitments are recognized in non-interest income on a quarterly basis.

As of December 31, 2005 and 2004 the fair values of the derivatives have been determined to be insignificant.

Note 2—Restricted Assets

Federal Reserve Board regulations require maintenance of minimum reserve balances either in cash on hand or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The amounts of such balances for the years ended December 31, 2005 and 2004 were $1,316 and $854, respectively.

Note 3—Securities Available for Sale

Debt and equity securities have been classified according to management’s intent.

The carrying amounts of securities and their approximated fair values are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale

December 31, 2005
U.S. Treasury securities	$4,005	$—	$29	$3,976
U.S. Government and agency securities	25,809	—	329	25,480
Mortgage-backed securities	14,533	1	297	14,237
Obligations of states and political subdivisions	2,647	—	12	2,635
Corporate securities	186	—	1	185
Equity securities	60	—	—	60

	$47,240	$1	$668	$46,573

December 31, 2004
U.S. Treasury securities	$3,094	$7	$14	$3,087
U.S. Government and agency securities	16,835	22	115	16,742
Mortgage-backed securities	15,106	53	130	15,029
Obligations of states and political subdivisions	295	2	—	297
Corporate securities	2,268	20	1	2,287
Equity securities	60	—	—	60

	$37,658	$104	$260	$37,502

There were no gross gains or losses on the sales of securities in 2005 and 2003. Gross gains on the sales of securities were $14 in 2004. There were no gross losses on the sales of securities in 2004.

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The carrying amount and approximate market value of debt securities at December 31, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have a right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$7,834	$7,741
Due in one to five years	36,198	35,647
Due in five years or more	3,148	3,125

	$47,180	$46,513

Securities with a carrying value of $2,310 and $1,893 at December 31, 2005 and 2004, respectively, were assigned or pledged to secure public deposits, and for other purposes as required by law.

The following table shows the unrealized gross losses and fair value of securities in the available for sale portfolio at December 31, 2005, by the length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		More Than 12 Months		Total
	Unrealized Gross Loss	Fair Value	Unrealized Gross Loss	Fair Value	Unrealized Gross Loss	Fair Value
U.S. Treasury securities	$(1)	$979	$(28)	$2,011	$(29)	2,990
U.S. Government and agency securities	(74)	12,390	(255)	13,090	(329)	25,480
Mortgage-backed securities	(79)	5,350	(218)	7,939	(297)	13,289
Obligations of states and political subdivisions	(12)	899	—	—	(12)	899
Corporate securities	$(1)	$185			(1)	185

	$(167)	$19,803	$(501)	$23,040	$(668)	$42,843

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

Note 4—Loans

Loans at December 31 consist of the following:

	2005	2004
Commercial and agricultural	$24,025	$26,918
Real estate:
Residential 1-4 family	10,234	9,304
Commercial	71,264	67,077
Construction	12,671	11,696
Consumer	4,375	5,408

Gross loans	122,569	120,403
Net deferred fees	(134)	—

Total net loans	$122,435	$120,403

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Changes in the allowance for credit losses for the years ended December 31 are as follows:

	2005	2004	2003
Balance at beginning of year	$1,376	$1,101	$852
Provision for credit losses	199	276	385

Charge-offs	(6)	(19)	(142)
Recoveries	0	18	6
Net charge-offs	(6)	(1)	(136)

Balance at end of year	$1,569	$1,376	$1,101

Following is a summary of information pertaining to impaired loans:

	2005	2004	2003
December 31
Impaired loans without a valuation allowance	$—	$—	$—
Impaired loans with a valuation allowance	20	—	104

Total impaired loans	$20	$—	$104

Valuation allowance related to impaired loans	$2	$—	$15

Years Ended December 31
Average investment in impaired loans	$24	$62	$155
Interest income recognized on a cash basis on impaired loans	—	—	7

At December 31, 2005, there were no commitments to lend additional funds to borrowers whose loans have been modified. There were no loans past due over 90 days and still accruing at December 31, 2005 and one loan in the amount of $8 past due over 90 days and still accruing interest at December 31, 2004.

At December 31, 2005 and 2004, certain officers and directors, or companies in which they have a 10% or more beneficial interest, were indebted to the Bank in the aggregate amount of $1,666 and $2,354, respectively. During 2005 advances of $480 were made, and repayments totaled $1,168.

Note 5—Premises and Equipment

The components of premises and equipment at December 31 are as follows:

	2005	2004
Land	$2,590	$2,459
Buildings	4,745	4,201
Equipment, furniture and fixtures	3,208	2,803
Construction in process	133	19

	10,676	9,482
Less accumulated depreciation	3,618	3,288

Total premises and equipment	$7,058	$6,194

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Note 6—Deposits

The composition of deposits at December 31 is as follows:

	2005	2004
Demand deposits, non-interest bearing	$33,298	$28,984
NOW and money market accounts	57,866	58,059
Savings deposits	19,654	16,241
Time certificates, $100 or more	25,751	23,486
Other time certificates	35,244	30,830

Total	$171,813	$157,600

Scheduled maturities of certificates of deposit for future years ending December 31 are as follows:

2006	$40,178
2007	9,840
2008	3,473
2009	4,355
2010	3,141
2011	8

$60,995

Note 7—Note Payable

The note payable is secured by land, and is payable in monthly installments, including interest of 8%. Future principal maturities are $3 annually through 2009, and $17 thereafter.

Note 8—Income Taxes

The components of the provision for income taxes are as follows at December 31:

	2005	2004	2003
Current	$1,164	$807	$595
Deferred expense (benefit)	(183)	(182)	(51)

Income taxes	$981	$625	$544

The effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 follows:

	2005	2004
Deferred Tax Assets
Allowance for credit losses	$499	$432
Deferred compensation	491	306
Accumulated depreciation	24	—
Other	11	3
Unrealized loss on securities available for sale	226	53
Total deferred tax assets	1,251	794

Deferred Tax Liabilities
Accumulated depreciation	—	6
Deferred income	501	394
Unrealized gain on securities available for sale	—	—
Total deferred tax liabilities	501	400

Net deferred tax assets	$750	$394

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The following is a reconciliation between statutory and effective federal income tax rates for the years ended December 31:

	2005		2004		2003
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
Income tax at statutory rate	$1,074	35%	$715	35%	$618	35%
Increase (decrease) resulting from:
Tax-exempt income	(14)	(0.5)	(3)	(0.2)	(5)	(0.3)
Bank-owned life insurance	(53)	(1.7)	(52)	(2.5)	(54)	(3.1)
Other	(26)	(0.8)	(35)	(1.7)	(15)	(0.8)

Total income tax expense	$981	32.0%	$625	30.6%	$544	30.8%

Note 9—Commitments and Contingencies

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

	2005	2004
Commercial and agriculture	$12,158	$13,935
Real estate	9,111	4,852
Credit cards	—	3,506

	$21,269	$22,293

Outstanding commitments under letters of credit totaled $264 and $286 at December 31, 2005 and 2004, respectively.

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

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The Bank has agreements with commercial banks for lines of credit totaling approximately $15,000, and a credit line with the Federal Home Loan Bank of Seattle totaling 10% of assets. The Bank has entered into a blanket pledge agreement with the Federal Home Loan Bank to secure this credit line. These lines were not drawn upon at December 31, 2005 or 2004.

Note 10—Concentration of Credit Risk

The Bank has credit risk exposure, including off-balance-sheet credit risk exposure, as disclosed in Notes 4 and 9. The ultimate collectibility of a substandard portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate loans and typically maintains loan-to-value ratios of no greater than 75% to 80%. Loans are generally limited, by federal and state banking regulations, to 15% of the Bank’s shareholder’s equity, excluding accumulated other comprehensive income (loss). The Bank, as a matter of practice, generally does not extend credit to any single borrower or group of related borrowers in excess of $3,000.

The contractual amounts of credit related financial instruments such as commitments to extend credit, credit card arrangements, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults, and the value of any existing collateral becomes worthless. Investments in obligations of states and political subdivisions involve governmental entities within the Bank’s market area. Letters of credit were granted primarily to commercial borrowers.

Note 11—Stock Option Plans

Director Plans

The 1990 Director Stock Option Plan grants a director an option to purchase 3,000 shares of common stock upon initial election to the Board of Directors at an exercise price equal to the fair market value of the common stock at the date of grant. Options are exercisable on a cumulative basis in annual installments of one-third each on the third, fourth and fifth anniversary of the date of grant. A total of 126,000 shares of the Company’s common stock were reserved for option under this plan, of which options for 113,400 shares at $2.38 per share were granted on June 13, 1990, all of which were exercised prior to expiration on June 13, 2005 and options for 3,150 shares at $10.48 per share were granted on April 24, 2001 to expire April 24, 2016. Options granted in 1990 are fully vested. Of the options granted in 2001, 2,100 are vested at December 31, 2005. Options for 33,850 and 17,400 were exercised in 2005 and 2004, respectively, under this director plan. Options for 9,450 shares remain available under this plan.

The 1999 Director Stock Option Plan grants a director an option to purchase shares of common stock at an exercise price which must be no less than the greater of the fair market value of the common stock or the net book value of the common stock at the time of grant. A total of 42,000 shares of the Company’s common stock were reserved for option under this plan, of which 33,600 shares at $10.48 per share (fair market value) were granted on November 21, 2000, expiring on November 21, 2015. Options for 4,450 were granted on April 20, 2004 at $15.00 per share (fair market value), expiring on April 20, 2019. Options for 3,950 were granted on June 15, 2004 at $15.00 per share (fair market value), expiring on June 15, 2019. At December 31, 2005, options for 42,000 were outstanding under the 1999 plan; 33,600 shares were vested at December 31, 2005.

Employee Plans

In 1990 and 1999, the Company adopted plans providing for granting certain key employees options to purchase common stock. Under the terms of the plans, options are incentive stock options (as defined in the

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Internal Revenue Code). The option price will be fair market value at the date of grant or a price determined by the Board of Directors, but not less than fair value. Options are exercisable on a cumulative basis in annual installments of one-third each on the third, fourth and fifth anniversary of the date of grant. Pursuant to these plans, 210,000 shares are reserved for option as of December 31, 2005, of which 197,825 shares (after forfeitures) have been granted, A total of 12,175 shares remain available for future grant under the 1999 plan at December 31, 2005. No shares remain available for grant under the 1990 plan. In 2005 and 2004, options for 6,250 shares and 5,250 shares, respectively, were exercised under the employee plans.

A summary of the status of the Company’s stock option plans as of December 31, 2005, 2004 and 2003, and changes during the years ended on those dates, is presented below:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	191,075	$8.60	201,325	$7.58	207,825	$6.17
Granted	9,000	17.17	13,800	15.00	24,000	14.00
Exercised	(40,100)	3.38	(22,650)	3.21	(28,400)	2.80
Forfeited	(6,200)	13.92	(1,400)	10.48	(2,100)	8.33

Outstanding at end of year	153,775	$10.26	191,075	$8.60	201,325	$7.58

Options exercisable at year-end	107,724	$8.43	130,473	$6.61	126,850	$5.36

The following information summarizes information about stock options outstanding and exercisable at December 31, 2005:

Range of exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.95 - $6.19	35,700	1.8	5.97	35,700	5.97
$8.33 - $11.00	76,775	4.5	9.72	72,024	9.64
$14.00 - $17.50	41,300	8.4	14.98	—	—

Note 12—Profit Sharing Plan

The Bank’s defined contribution profit sharing plan covers substantially all employees who have completed one year or more of service. Employees are eligible to defer up to 25% of their gross salary, with employer contributions to the Plan made at the discretion of the Board of Directors. The Bank’s contributions for the years ended December 31, 2005, 2004 and 2003 totaled $63, $57 and $53, respectively.

Note 13—Deferred and Executive Compensation Plans

In 1993 the Bank established a deferred compensation agreement with a director under which the director will defer a portion of his director fees. At retirement he will receive a benefit of $1.250 per month for 120 months. The accrued liability related to this agreement totaled $63, $57 and $52 at December 31, 2005, 2004 and 2003. Expenses associated with this plan were $5 annually in 2005, 2004 and 2003. The Bank has also purchased a whole-life insurance policy on the director, with values of $48, $44 and $40 at December 31, 2005, 2004 and 2003, which may be used to fund benefits under the deferred compensation plan.

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

The Company has three executive supplemental retirement agreements with certain members of management of the Company. The agreements provide for a defined cash benefit payable monthly upon reaching normal retirement as defined in the agreements (or upon early retirement as defined in the agreements with reduced benefit). Upon retirement of three executives, benefits will be payable in monthly installments, increasing 2.5% per year, for the life of the executive. The estimated liability under the executive supplemental retirement agreements is charged to compensation expense over the period to early retirement. The liability at December 31, 2005 and 2004 was $1,381 and $981, and amounts charged to compensation expense were $400, $373 and $322 in 2005, 2004 and 2003.

The agreements are unfunded; however, the Company has purchased life insurance (Bank owned life insurance) on the lives of four officers and expects to use the income generated from the life insurance to fund the benefits. In conjunction with purchasing the life insurance, the Company executed “Endorsement Split-Dollar Life Insurance Agreements” with each of its three Executive Officers and one non-executive officer. Pursuant to the agreements, the Company paid the premium on the policy on each officer’s life. The Company is the sole owner of the policy and its net cash surrender value, and in the event of the officer’s death while serving as a full-time employee of the Company, the Company will be entitled to receive at a minimum, that amount of the death proceeds equal to the cash surrender value. A portion of the death proceeds will be paid to the officer’s designated beneficiaries in lieu of the executive supplemental retirement benefit.

In 2002, the Company entered into severance agreements with Mr. Steve Moergeli and Ms. Sheila Brumley. The Severance Agreements provide for payments in the event of a change in the ownership or effective control of a substantial portion of the assets of the Company or the Bank. If Mr. Moergeli and/or Ms. Brumley remain employed with the Company and the Bank through the closing of a change in control, he and/or she, as the case may be, will receive a single cash payment equal to two times his or her highest W-2 income received from the Company and/or the Bank over the three years preceeding the closing. Subject to certain limitations imposed by the “parachute payment” provisions (Section 280G) of the Internal Revenue Code, assuming that severance occurred within the scope of the Severance Agreements effective January 1, 2006, the amounts that would be payable to Mr. Moergeli and Ms. Brumley would be $353 and $252, respectively.

Also in 2002, the Company purchased long-term care insurance on certain board members and management personnel. Benefits under this plan vest over five years from the date of the plan. Expenses related to this plan were $48 in 2005, 2004 and 2003.

Note 14—Employee Stock Purchase Plan

Effective July 1, 1995, the Company adopted an employee stock purchase plan whereby eligible employees can purchase common stock at the lesser of the stock’s fair market value at the beginning or the end of the plan year. The aggregate number of shares reserved under this plan is 42,000. At December 31, 2005, 20,545 remain available for purchase under this plan. No employee can purchase more than 420 shares of common stock in any given plan year; 1,673, 1,641 and 1,464 shares were purchased at a price of $15.00, $14.00 and $12.00 per share for the year’s ended December 31, 2005, 2004 and 2003, respectively.

Note 15—Regulatory Matters

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

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

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

As of December 31, 2005, the most recent notification from the Bank’s regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

			Capital Adequacy		To be Well Capitalized Under Prompt Corrective Action
	Actual Amount	Ratio	Purposes Amount	Ratio	Provisions Amount	Ratio
December 31, 2005
Tier 1 Capital (to average assets):
Consolidated	$20,740	10.71%	$7,747	4.00%	N/A	N/A
Bank	20,123	10.41	7,730	4.00	$9,662	5.00%
Tier 1 Capital (to risk-weighted assets):
Consolidated	20,740	14.70	5,645	4.00	N/A	N/A
Bank	20,123	14.29	5,632	4.00	8,448	6.00
Total Capital (to risk-weighted assets):
Consolidated	22,310	15.81	11,290	8.00	N/A	N/A
Bank	21,692	15.41	11,265	8.00	14,081	10.00

December 31, 2004
Tier 1 Capital (to average assets):
Consolidated	$18,671	10.47%	$7,132	4.00%	N/A	N/A
Bank	18,253	10.25	7,121	4.00	$8,902	5.00%
Tier 1 Capital (to risk-weighted assets):
Consolidated	18,671	13.70	5,451	4.00	N/A	N/A
Bank	18,253	13.40	5,449	4.00	8,174	6.00
Total capital (to risk-weighted assets):
Consolidated	20,047	14.71	10,901	8.00	N/A	N/A
Bank	19,629	14.41	10,898	8.00	13,623	10.00

Management believes, as of December 31, 2005, that the Company and the Bank meet all capital requirements to which they are subject.

Restrictions on Retained Earnings

National banks can initiate dividend payments in a given year, without prior regulatory approval, equal to net profits, as defined, for that year plus retained net profits for the preceding two years. The Bank can distribute as dividends to the parent company approximately $4,507 as of December 31, 2005 without regulatory approval.

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Note 16—Condensed Financial Information—Parent Company Only

Condensed Balance Sheets—December 31

	2005	2004
Assets
Cash	$299	$163
Investment in the Bank	19,682	18,150
Premises and equipment	297	302
Other assets	157	1

Total assets	$20,435	$18,616

Liabilities
Dividend checks payable	$3	$—
Income taxes payable	—	18
Due to Bank	133	29

Total liabilities	$136	$47

Shareholders’ Equity	$20,299	$18,569

Total liabilities and shareholders’ equity	$20,435	$18,616

Condensed Statements of Income—Years Ended December 31

	2005	2004	2003
Operating Income
Dividend income from the Bank	$350	$100	$310
Other income	3	3	2

Total operating income	353	103	312

Operating Expenses	(202)	(182)	(184)

Income (loss) before income taxes and equity in undistributed income of the Bank	151	(79)	128

Income Tax Expense	68	61	63

Income (loss) before income taxes and equity in undistributed income of the Bank	219	(18)	191

Equity in Undistributed Income of the Bank	1,868	1,436	1,031

Net income	$2,087	$1,418	$1,222

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Condensed Statements of Cash Flows—Years Ended December 31

	2005	2004	2003
Cash Flows from Operating Activities
Net income	$2,087	$1,418	$1,222
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiary	(1,868)	(1,436)	(1,031)
Depreciation	5	4	3
(Increase) Decrease in other assets	(156)	1	—
(Decrease) Increase in other liabilities	143	18	—
Payable to bank	104	29	—
Other	1	(20)	(1)
Net cash provided by operating activities	316	14	193

Cash Flows from Investing Activities
Investment in subsidiary	—	(750)	—
Additions to premises and equipment	—	—	(311)
Net cash used in investing activities	—	(750)	(311)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	161	941	198
Payment for cash dividend	(341)	(219)	—
Net cash provided by (used in) financing activities	(180)	722	198

Net change in cash	136	(14)	80

Cash
Beginning of year	163	177	97

End of year	$299	$163	$177

Note 17—Other Expenses

Other expenses include the following amounts which are in excess of 1% of the total of interest income and non-interest income for the years ended December 31:

	2005	2004	2003
Professional fees	$118	$35	$106
Data processing	434	416	387
Office supplies and expenses	110	90	114
State taxes	147	122	121
Director fees	125	119	130

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Note 18—Earnings Per Share Disclosures

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Year Ended December 31, 2005
Basic earnings per share:
Net Income	$2,087	2,288,320	$0.91
Effect of dilutive securities:
Options and stock purchase plan	0	50,120	(0.03)
Diluted earnings per share:
Net income	$2,087	2,338,440	$0.88

Year Ended December 31, 2004
Basic earnings per share:
Net Income	$1,418	2,229,061	$0.64
Effect of dilutive securities:
Options and stock purchase plan	0	69,836	(0.02)
Diluted earnings per share:
Net income	$1,418	2,298,897	$0.62

Year Ended December 31, 2003
Basic earnings per share:
Net Income	$1,222	2,155,914	$0.57
Effect of dilutive securities:
Options and stock purchase plan	0	84,523	(0.02)
Diluted earnings per share:
Net income	$1,222	2,240,437	$0.55

Note 19—Comprehensive Income

The following table represents net unrealized gains and losses, less reclassification adjustments for the years ended,

	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
2005
Unrealized holding losses arising during the year	$(511)	$173	$(338)
Reclassification adjustments for gains realized in net income	—	—	—

Net unrealized (losses)	$(511)	$173	$(338)

2004
Unrealized holding losses arising during the year	$(369)	$125	$(244)
Reclassification adjustments for gains realized in net income	(14)	5	$(9)

Net unrealized (losses)	$(383)	$130	$(253)

2003
Unrealized holding losses arising during the year	$(333)	$113	$(220)
Reclassification adjustments for gains realized in net income	—	—	—

Net unrealized (losses)	$(333)	$113	$(220)

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Note 20—Fair Values of Financial Instruments

The estimated fair values of the Bank’s financial instruments at December 31 were as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$11,021	$11,021	$8,549	$8,549
Securities available for sale	46,573	46,573	37,502	37,502
Federal Home Loan Bank and Federal Reserve Bank stocks	735	735	734	734
Loans held for sale	1,790	1,821	529	536
Loans	120,866	119,014	119,027	118,745
Accrued interest receivable	863	863	681	681

Financial Liabilities
Deposits	$171,813	$171,802	$157,600	$157,763
Securities sold with agreements to repurchase	470	470	—	—
Note payable	29	29	32	32
Accrued interest payable	265	265	180	180

The Bank assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Bank’s financial instruments will change when interest rate levels change and that change may either be favorable or unfavorable to the Bank. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to do so in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.

Management monitors rates and maturities of assets and liabilities, and attempts to minimize interest rate risk by adjusting terms of new loans, and deposits and by investing in securities with terms that mitigate the Bank’s overall interest rate risk.

Note 21—Subsequent Event

On January 17, 2006, the Board of Directors approved a dividend in the amount of $.18 per share to be paid on or about March 3, 2006 to shareholders of record as of February 1, 2006.

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Note 22—Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2005

Interest income	$2,412	$2,595	$2,883	$2,988
Interest expense	521	554	660	730
Net interest income	1,891	2,041	2,223	2,258

Provision for credit losses	54	54	46	45

Non-interest income	338	399	471	351

Non-interest expense	1,562	1,616	1,727	1,800

Income before income taxes	613	770	921	764

Income taxes	192	251	290	248

Net income	$421	$519	$631	$516

Earnings per common share:
Basic	$0.19	$0.23	$0.27	$0.22
Diluted	0.18	0.22	0.27	0.22

Year Ended December 31, 2004

Interest income	$2,134	$2,315	$2,433	$2,522
Interest expense	452	468	493	519
Net interest income	1,682	1,847	1,940	2,003

Provision for credit losses	69	69	69	69

Non-interest income	304	345	333	263

Non-interest expense	1,601	1,561	1,600	1,636

Income before income taxes	316	562	604	561

Income taxes	93	181	189	162

Net income	$223	$381	$415	$399

Earnings per common share:
Basic	$0.10	$0.17	$0.19	$0.18
Diluted	0.10	0.16	0.18	0.18

Year Ended December 31, 2003

Interest income	$2,043	$2,104	$2,160	$2,150
Interest expense	517	476	475	453
Net interest income	1,526	1,628	1,685	1,697

Provision for credit losses	58	124	109	94

Non-interest income	385	464	466	300

Non-interest expense	1,488	1,491	1,597	1,424

Income before income taxes	365	477	445	479

Income taxes	107	151	136	150

Net income	$258	$326	$309	$329

Earnings per common share:
Basic	$0.12	$0.15	$0.15	$0.15
Diluted	0.12	0.14	0.14	0.15

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

Note 23—Operating Segments

Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information, requires public enterprises to report certain information about their operating segments in the financial statements. The basis for determining the Company’s operating segments is the way in which management operates the businesses. Mountain Bank Holding has identified three business segments, Community Banking under the name of Mt. Rainier National Bank, mortgage lending transactions under the name of Mt. Rainier Mortgage, and other which includes non-deposit financial product sales under the name of DFC Financial Services. The non-deposit financial product sales do not meet the quantitative thresholds to be considered reportable segments under FAS 131 even when combined. Community Banking includes the branch banking network which have been aggregated into one reportable segment due to their similar economic characteristics. Mt. Rainier Mortgage originates first and second lien mortgages for sale in the secondary market.

Summarized financial information concerning Mountain Bank Holding’s reportable segments is shown in the following table. The “Other” column includes non-deposit financial product sales.

	As of and for the year ended December 31, 2005
	Community Banking	Mt. Rainier Mortgage	Other	Consolidated
	(dollars in thousands)
Interest income	$10,453	$425	$—	$10,878
Interest expense	2,444	21	—	2,465

Net interest income	8,009	404	—	8,413

Provision for credit losses	199	—	—	199
Noninterest income	936	567	56	1,559
Noninterest expense	6,018	620	67	6,705

Income(loss) before income taxes	2,728	351	(11)	3,068
Provision for income taxes	861	120	—	981
Net income	1,867	231	(11)	2,087

Depreciation and amortization	419	8	—	427
Assets	194,291	244	(11)	194,524
Loans, net*	120,866	1,790	—	122,656
Deposits	171,813	—	—	171,813
Equity	20,079	231	(11)	20,299

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004 and 2003

	As of and for the year ended December 31, 2004
	Community Banking	Mt. Rainier Mortgage	Other	Consolidated
	(dollars in thousands)
Interest income	$9,182	$222	$—	$9,404
Interest expense	1,923	9	—	1,932

Net interest income	7,259	213	—	7,472

Provision for credit losses	276	—	—	276
Noninterest income	921	292	32	1,245
Noninterest expense	5,963	369	66	6,398

Income(loss) before income taxes	2,077	136	(34)	2,043
Provision for income taxes	578	47	—	625
Net income	1,363	89	(34)	1,418

Depreciation and amortization	529	5	—	534
Assets	177,588	91	(34)	177,645
Loans, net*	119,037	529	—	119,566
Deposits	157,600	—	—	157,600
Equity	18,514	89	(34)	18,569

	As of and for the year ended December 31, 2003
	Community Banking	Mt. Rainier Mortgage	Other	Consolidated
	(dollars in thousands)
Interest income	$8,145	$312	$—	$8,457
Interest expense	1,892	29	—	1,921

Net interest income	6,253	283	—	6,536

Provision for credit losses	385	—	—	385
Noninterest income	868	709	38	1,615
Noninterest expense	5,401	536	63	6,000

Income (loss) before income taxes	1,335	456	(25)	1,766
Provision for income taxes	392	152	—	544
Net income	943	304	(25)	1,222

Depreciation and amortization	520	6	—	526
Assets	156,139	311	(25)	156,425
Loans, net*	97,643	—	—	97,643
Deposits	138,775	—	—	138,775
Equity	16,325	304	(25)	16,604

*	Includes loans held for sale

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2006.

Mountain Bank Holding Company

By:	/s/ ROY T. BROOKS
Roy T. Brooks, Chairman of the Board & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of March 2006.

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