Form 10-Q
period 2006-03-31
MOUNTAIN BANK HOLDING CO
filed 2006-05-01
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                 an accelerated filer  ☐                or a non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT APRIL 15, 2006
Common Stock - no par value	2,304,789 Shares

PART I - Financial Information

		Page
Item 1.	Financial Statements (unaudited)

	Consolidated Condensed Balance Sheets as of March 31, 2006 and December 31, 2005	1

	Consolidated Condensed Statements of Income for the three months ended March 31, 2006 and 2005	2

	Consolidated Condensed Statements of Shareholders’ Equity for the three months ended March 31, 2006 and 2005	3

	Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2006 and 2005	4

	Notes to Consolidated Condensed Financial Statements	5-10

The March 31, 2006 and 2005 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary for a fair statement of the results for the interim periods. The financial statements for the year ended December 31, 2005 included herein are headed “unaudited.” These financial statements were reported as “audited” in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission but are required to be reflected herein as unaudited because of the absence of an independent auditor’s report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations	10-15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15-16

Item 4.	Controls and Procedures	16

PART II - Other Information

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

	March 31, 2006	December 31, 2005
	(in thousands, except per share data)
Assets
Cash and due from banks	$4,630	$4,578
Interest bearing deposits at other financial institutions	1,778	2,796
Federal funds sold	291	3,647
Securities available for sale - Note 4	46,342	46,573
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	735	735
Loans held for sale	600	1,790
Loans	136,433	122,435
Allowance for credit losses	1,638	1,569

Net loans	134,795	120,866

Premises and equipment	7,020	7,058
Branch facilities held for sale	517	517
Accrued interest receivable	874	863
Bank owned life insurance	3,960	3,922
Other assets	1,141	1,179

Total assets	$202,683	$194,524

Liabilities
Deposits:
Demand, non-interest bearing	$32,353	$33,298
Savings and interest-bearing demand	77,599	77,520
Time	65,694	60,995

Total deposits	175,646	171,813

Securities sold under agreements to repurchase - Note 5	350	470
Federal funds purchased and other borrowed money	4,185	—
Accrued interest payable	271	265
Note payable	29	29
Executive retirement	1,494	1,381
Deferred compensation	63	63
Other liabilities	244	204

Total liabilities	182,282	174,225

Shareholders’ Equity
Common stock (no par value); authorized 10,500,000 shares; issued and outstanding: 2006 - 2,304,489 shares; 2005 - 2,302,741 shares	1,152	1,151
Additional paid-in capital	10,976	10,933
Retained earnings	8,791	8,656
Accumulated other comprehensive loss	(518)	(441)

Total shareholders’ equity	20,401	20,299

Total liabilities and shareholders’ equity	$202,683	$194,524

See notes to consolidated condensed financial statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands, except per share data)
Interest and Dividend Income
Loans	$2,540	$2,077
Deposits in banks and federal funds sold	43	38
Investment Income:
Taxable	416	295
Tax-exempt	25	2
Dividends on stock	9	—

Total interest and dividend income	3,033	2,412

Interest Expense
Deposits	787	520
Repurchase agreements	1	—
Federal funds purchased and other borrowed money	1	—
Note payable	1	1

Total interest expense	790	521

Net interest income	2,243	1,891
Provision for credit losses	69	54

Net interest income after provision for credit losses	2,174	1,837

Noninterest income
Service charges on deposit accounts	118	135
Gains on mortgage loans sold	129	109
Gain on sale of fixed assets	5	—
Bank owned life insurance income	38	36
Other	64	58

Total noninterest income	354	338

Noninterest expense
Salaries and employee benefits	1,064	950
Occupancy and equipment	251	221
Data processing expense	119	111
Other	298	280

Total noninterest expense	1,732	1,562

Income before income tax expense	796	613
Income tax expense	(247)	(192)

Net income	$549	$421

Comprehensive income	$472	$161
Earnings per share:
Basic	$0.24	$0.19
Diluted	$0.23	$0.18
Average shares:
Basic	2,302,916	2,266,964
Diluted	2,370,287	2,334,172

See notes to consolidated condensed financial statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (Dollars in thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2004	2,260,968	$1,130	$10,632	$6,910	$(103)	$18,569
Exercise of options, including tax benefit	11,350	6	74	—	—	80
Sale of common stock under employee stock purchase plan	1,673	1	25	—	—	26
Payment of cash dividend ($.15 per share)		—	—	(341)	—	(341)
Comprehensive income:
Net income		—	—	421	—	421
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale		—	—	—	(260)	(260)
Comprehensive Income		—	—	—	—	161

Balance Ended March 31, 2005	2,273,991	$1,137	$10,731	$6,990	$(363)	$18,495

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2005	2,302,741	$1,151	$10,933	$8,656	$(441)	$20,299
Sale of common stock under employee stock purchase plan	1,748	1	27	—	—	28
Payment of cash dividend ($.18 per share)		—	—	(414)	—	(414)
Stock Option Expense		—	16	—	—	16
Comprehensive income:
Net income		—	—	549	—	549
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale		—	—	—	(77)	(77)
Comprehensive Income		—	—	—	—	472

Balance Ended March 31, 2006	2,304,489	$1,152	$10,976	$8,791	$(518)	$20,401

See notes to consolidated condensed financial statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
	2006	2005
	(in thousands)
Net income	$549	$421
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	69	54
Depreciation and amortization	137	112
Deferred federal income tax expense (benefit)	(98)	—
Net amortization and accretion of bond premiums and discounts	9	59
Gain on loans sold	(129)	(109)
Gain on sale of premises and equipment	(5)	—
Originations of loans held for sale	(9,171)	(9,161)
Proceeds from sales of loans	10,490	9,444
Amortization of deferred loan origination fees	2	15
Stock option compensation expense	16	—
Bank owned life insurance income	(38)	(36)
Executive retirement and deferred compensation	114	183
Increase in accrued interest receivable	(11)	(23)
Increase in accrued interest payable	6	2
Other, net	215	4

Net cash provided by operating activities	2,155	965

Cash Flows from Investing Activities
Net decrease in federal funds sold	3,206	—
Net (increase) decrease in interest bearing deposits in banks	1,168	(7,760)
Activity in securities available for sale and Federal Home Loan Bank and Federal Reserve Bank stock:
Purchases	(809)	—
Maturities, prepayments and calls	914	3,085
(Increase) decrease in loans made to customers, net of principal collections	(14,000)	1,135
Additions to premises and equipment	(99)	(100)
Proceeds from sales of premises and equipment	5	—

Net cash used in investing activities	(9,615)	(3,640)

Cash Flows from Financing Activities
Net increase in deposits	3,833	2,250
Net increase in short-term borrowings	4,185	—
(Decrease) increase in securities sold with agreements to repurchase	(120)	526
Repayment of long term debt	—	(1)
Net proceeds from issuance of stock	28	53
Payment of dividends	(414)	(341)

Net cash provided by financing activities	7,512	2,487

Net change in cash and due from banks	52	(188)
Cash and due from banks
Beginning of period	4,578	2,364

End of period	$4,630	$2,176

Supplemental Disclosures of Cash Flow Information
Interest paid	$784	$519
Income taxes paid	$—	$192
Supplemental Schedule of Non-Cash Investing Activities
Fair value adjustment of securities available for sale, net of tax	$(77)	$(260)

See notes to consolidated condensed financial statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)(dollars in thousands except per share amounts)

(1)	Summary of Significant Accounting Policies

(a) Basis of Presentation: The accompanying unaudited consolidated condensed financial statements for Mountain Bank Holding Company (the Company) were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim consolidated condensed financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements included in the Mountain Bank Holding Company 2005 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006.

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

	Three Months Ended March 31,
	2006	2005
Basic Earnings Per Share Computation
Numerator -Net Income	$549	$421
Denominator - Weighted average common shares outstanding	2,302,916	2,266,964
Basic Earnings Per Share	$0.24	$0.19
Diluted Earnings Per Share Computation
Numerator -Net Income	$549	$421
Denominator - Weighted average common shares outstanding	2,302,916	2,266,964
Effect of Dilutive Securities - Options and Stock Purchase Plan	67,371	67,208
Weighted average common shares and dilutive securities	2,370,287	2,334,172
Diluted Earnings Per Share	$0.23	$0.18

Note 3 – Stock Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation expense using the intrinsic value method as required by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” No compensation expense for stock options was reflected in net income for the quarter ended March 31, 2005, as all options granted had an exercise price equal to the market price of the underlying common stock at the date of the grant.

On January 1, 2006, the Company adopted SFAS No. 123 (R)(revised version of SFAS No.123) which requires measurement of the compensation cost for stock-based awards based on the grant-date fair value and recognition of compensation cost over the service period of stock based awards. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation methodology previously utilized for options in the footnote disclosures required under SFAS No 123. The Company has adopted SFAS No. 123 (R) using the modified prospective method, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition, for both new and existing stock-based awards.

The adoption of SFAS No. 123(R) had the following impact on reported amounts compared with amounts that would have been reported using the intrinsic value under previous accounting.

Three Months Ended March 31, 2006

(In Thousands, Except Per Share Amounts)

	Using Previous Accounting	SFAS 123 (R) Adjustments	As Reported
Income before income taxes	$812	$(16)	$796
Income taxes	248	(1)	247

Net Income	$564	$(15)	$549
Basic earnings per share	$0.24	$—	$0.24
Diluted earnings per share	$0.24	$(0.01)	$0.23

The following table illustrates the effect on net income and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No. 123 (R).

Three Months Ended March 31, 2005

(In Thousands, Except Per Share Amounts)

	As Reported	SFAS 123 (R) Adjustments	Proforma
Income before income taxes	$613	$(21)	$592
Income taxes	192	(7)	$185

Net Income	$421	$(14)	$407
Basic earnings per share	$0.19	$(0.01)	$0.18
Diluted earnings per share	$0.18	$(0.01)	$0.17

Note 4 – Securities Available for Sale

The amortized cost of securities and their approximate fair values are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2006
U.S. Treasury securities	$4,000	$—	$45	$3,955
U.S. Government and agency securities	25,826	—	353	25,473
Mortgage-backed securities	13,787	—	371	13,416
Obligations of states and political subdivisions	3,454	—	16	3,438
Equity securities	60	—	—	60
	$47,127	$—	$785	$46,342
December 31, 2005
U.S. Treasury securities	$4,005	$—	$29	$3,976
U.S. Government and agency securities	25,809	—	329	25,480
Mortgage-backed securities	14,533	1	297	14,237
Obligations of states and political subdivisions	2,647	—	12	2,635
Corporate securities	186	—	1	185
Equity securities	60	—	—	60
	$47,240	$1	$668	$46,573

The following table shows the unrealized gross losses and fair value of securities in the available for sale portfolio at March 31, 2006 and December 31, 2005, by the length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		More Than 12 Months		Total
	Unrealized Gross Loss	Fair Value	Unrealized Gross Loss	Fair Value	Unrealized Gross Loss	Fair Value
March 31, 2006
U.S. Treasury securities	$(17)	$1,953	$(28)	$2,002	$(45)	$3,955
U.S. Government and agency securities	(115)	12,365	(238)	13,108	(353)	25,473
Mortgage-backed securities	(88)	4,992	(283)	8,400	(371)	13,392
Obligations of states and political subdivisions	(14)	1,376	(2)	124	(16)	1,500
	$(234)	$20,686	$(551)	$23,634	$(785)	$44,320

	Less Than 12 Months		More Than 12 Months		Total
	Unrealized Gross Loss	Fair Value	Unrealized Gross Loss	Fair Value	Unrealized Gross Loss	Fair Value
December 31, 2005
U.S. Treasury securities	$(1)	$979	$(28)	$2,011	$(29)	$2,990
U.S. Government and agency securities	(74)	12,390	(255)	13,090	(329)	25,480
Mortgage-backed securities	(79)	5,350	(218)	7,939	(297)	13,289
Obligations of states and political subdivisions	(12)	899	—	—	(12)	899
Corporate securities	(1)	185	—	—	(1)	185
	$(167)	$19,803	$(501)	$23,040	$(668)	$42,843

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

Note 5 – Securities Sold Under Agreements to Repurchase

At March 31, 2006, $991 of securities were pledged as collateral for securities sold under repurchase agreements. The securities purchased and sold are for one-day periods and bore interest at 2.00% on March 31, 2006.

Note 6 – Commitments and Contingencies

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

	March 31, 2006	December 31, 2005
Commercial and Agriculture	$10,662	$12,158
Real Estate	8,487	9,111
Total	$19,149	$21,269

Outstanding commitments under letters of credit totaled $254 at March 31, 2006.

Note 7 – Income Taxes

The income tax provision included in the statements of income for the three months ended March 31, 2006 and 2005 is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year are increased or decreased. The effective tax rate for the three months ended March 31, 2006 is less than the U.S. federal statutory rate, in part, due to non-taxable income related to obligations of state and political subdivisions and bank-owned life insurance.

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

The following analysis discusses the material changes in the financial condition and results of operations of the Company at, and for the quarter ended March 31, 2006. This report contains certain “forward looking statements.” The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward-looking statements may describe future plans or strategies and include the Company’s expectations of future financial results. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements. The Company’s ability to predict results of the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include competition in the financial services market for deposits and loans, interest rate trends, the economic climate in the Company’s market areas and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

Total assets increased $8.2 million in the first three months of 2006, due primarily to an increase in total deposits of $3.8 million and Federal Funds purchased and other borrowed money of $4.2 million. These funds were deployed into loans.

The following table presents the composition and carrying value of the Company’s investment portfolio at March 31, 2006 and December 31, 2005 and the dollar and percentage changes of each investment category.

	March 31, 2006	December 31, 2005	Dollar Change	Percentage Change
	(in thousands)
US Treasury securities	$3,955	$3,976	$(21)	-0.53%
US Government agency securities	25,473	25,480	(7)	-0.03%
Mortgage backed securities	13,416	14,237	(821)	-5.77%
Obligations of states and political subdivisions	3,438	2,635	803	30.47%
Corporate securities	—	185	(185)	-100.00%
Bankers Bank Stock	60	60	—	0.00%

Total	$46,342	$46,573	$(231)	-0.50%

Loans: Gross loans receivable, including loans held for sale, at March 31, 2006 increased by $12.8 million or 10.3% to $137.2 million compared to $124.4 million at December 31, 2005. The commercial, residential and construction real estate portfolio experienced robust 1st quarter growth. Stimulated by low interest rates and a strong housing demand, this segment of the banks loan portfolio has grown $9.6 million since December 31, 2005. Likewise, responding to an increased demand the bank has increased its commercial loan portfolio by $3.0 million.

The following table sets forth the composition of the Company’s loan portfolio (including loans held for sale) by type of loan:

	March 31, 2006		December 31, 2005
	Total Loans	Percent of Total Loans	Total Loans	Percent of Total Loans
	(dollars in thousands)
Commercial and Agricultural	$27,049	19.74%	$24,025	19.34%
Real Estate:
Residential Real Estate	14,453	10.55%	12,024	9.68%
Commercial Real Estate	76,328	55.70%	71,264	57.37%
Construction	14,771	10.78%	12,671	10.20%
Consumer	4,568	3.33%	4,375	3.52%
Total gross loans	$137,169	100.10%	$124,359	100.11%
Net deferred loan fees	(136)	-0.10%	(134)	-0.11%
Total net loans	$137,033	100.00%	$124,225	100.00%

Non-performing assets:

The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated:

	March 31, 2006			December 31, 2005
	Accruing Loans 90 Days or More Past Due	Non-accrual	Restructured	Accruing Loans 90 Days or More Past Due	Non-accrual	Restructured
	(dollars in thousands)			(dollars in thousands)
Commercial and Agricultural	$0	$12	$0	$0	$0	$0
Real Estate	0	0	0	0	0	0
Consumer	0	19	0	0	20	0

Total	$0	$31	$0	$0	$20	$0

The Company had no loans 90 days past due still accruing interest at March 31, 2006 or December 31, 2005.

Activity in the Allowance for Credit Losses: Activity in the allowance for credit losses in the three months ended March 31, 2006 and 2005 is as follows:

	2006	2005
	(dollars in thousands)
Balance beginning of period	$1,569	$1,376
Provision for credit losses	69	54
Loans charged off	0	0
Recoveries on loans previously charged off	0	0

Net chargeoffs	0	0

Balance at end of period	$1,638	$1,430

Allowance to total loans	1.20%	1.20%

Premises and Equipment: The Company has received an earnest money agreement to sell the former Auburn facility. The Company has purchased a site in Federal Way, Washington for $360 thousand. The Company is in the permit process to build a full service branch this year on the site and relocate its loan production office in Federal Way to the new branch.

Deposits: At March 31, 2006, deposits increased $3.8 million or 2.2% from December 31, 2005. Interest bearing demand, which includes NOW and money market accounts and demand deposit accounts decreased $1.4 million from year-end. Savings and certificates of deposit have increased $5.3 million for the first quarter. The company typically experiences slow deposit growth in the first quarter.

The following table sets forth the balance of deposits in the various types of accounts offered by the Bank at the dates indicated:

	March 31, 2006			December 31, 2005
	Amounts	$ Amount of Increase	% of Increase	Amounts
	(dollars in thousands)
Non-interest bearing demand	$32,353	$(945)	-2.84%	$33,298
Interest-bearing demand	57,389	(477)	-0.82%	57,866
Savings	20,210	556	2.83%	19,654
Certificates of deposit	37,224	1,980	5.62%	35,244
Certificates of deposit over $100,000	28,470	2,719	10.56%	25,751

Total	$175,646	$3,833	2.23%	$171,813

Shareholders Equity: The Company paid a cash dividend in the amount of $.18 per share to shareholders of record on February 1, 2006. The total amount of the dividend was $414,000. In addition, the Company issued 1,748 shares of common stock under the Company’s employee stock purchase plan.

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005

Net Income: Net income for the three months ended March 31, 2006 was $549,000 or $.23 per share for diluted shares and $.24 per share for basic shares compared to $421,000 or $.18 per diluted shares and $.19 per basic shares for the three months ended March 31, 2005. The higher earnings for the current quarter were primarily a result of increased net interest income. Net interest income increased due to the increases in the prime rate. There is approximately $27,873 or 20% of outstanding loans tied to prime that are adjustable immediately, with an additional $51,436 or 38% adjustable at longer intervals. Accordingly, the company generally benefits in the short term from rising interest rates.

Net Interest Income: Net interest income increased $352,000 to $2,243,000 for the quarter ended March 31, 2006 compared to $1,891,000 for the same period in 2005. The increase was attributed primarily to the increased volume in loans from 2005 compared to 2006 and the recent increases in the prime rate. The Company’s net interest margin increased from 4.67 % at March 31, 2005 to 5.07% at March 31, 2006.

Provision for Credit Losses: The provision for loan losses increased $69,000 for the three months ending March 31, 2006. The bank maintains an allowance for loan losses associated with the loan portfolio including all binding commitments to lend. We determine an adequate allowance through our ongoing quarterly loan quality assessments. We assess the estimated credit losses inherent in our loan portfolio by considering a number of elements including our risk rating of the loan portfolio; levels and trends in delinquencies and non-accruals; national and economic trends; specific industry conditions such as residential and commercial construction; concentrations of credit in specific industries; Bank regulatory examination results along with our own credit examinations and, recent loss experience in the portfolio. Based on its analysis, management deemed the allowance for credit losses of $1.64 million at March 31, 2006 (1.2% of outstanding loans) adequate to provide for probable losses. The allowance for credit losses was $1.57 million (1.28% of outstanding loans) at December 31, 2005. The allowance, as a percentage of loans, decreased as the composition of the loan portfolio changed. Commercial real estate and residential mortgage loans decreased from 67.05% of the bank portfolio to 66.25%.

Non-interest Income: Total non-interest income increased $16,000 to $354,000 for the three months ended March 31, 2006 from $338,000 for the three months ended March 31, 2005, due to a $20,000 increase in income from mortgage loan sales offset by a decrease in service charge income.

Non-interest Expense: Total non-interest expense increased $170,000 to $1,732,000 for the three months ended March 31, 2006 from $1,562,000 at March 31, 2005. Salaries and employee benefit expense increased

$114,000. Occupancy expense increased $30,000 due in part to the relocation of the Auburn branch to a larger facility and the relocation of the mortgage department. Data processing and other expense accounted for $26,000 of the increase.

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

An analysis of liquidity should include a review of the changes that appear in the consolidated condensed statement of cash flows for the three months ended March 31, 2006. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchase of securities, and the net change in loans. Financing activities present the cash flows associated with the Company’s deposit accounts, other borrowings, and sale of common stock.

The Company’s consolidated total of cash and due from banks, interest bearing deposits and federal funds sold decreased by $4.3 million from December 31, 2005.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2006, the Bank’s liquidity ratio was 9%. The Bank also maintains borrowing lines at the Federal Home Loan Bank of Seattle and other correspondents with available advances up to $34 million. As of March 31, 2006, there were advances on these lines of credit totaling $4.2 million.

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

The Bank’s primary investing activity is the origination of real estate, commercial, and consumer loans. At March 31, 2006, the Bank had loan commitments and undisbursed loans in process totaling $19.2 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2006 totaled $45.9 million. Historically, the Bank has been able to retain a significant amount of its certificates of deposit as they mature.

Federally insured national banks are required to maintain minimum levels of regulatory capital. Under current regulation, nationally chartered banks generally must maintain (a) a ratio of Tier 1 leverage capital of 4%, (b) a Tier 1 capital to risk weighted assets of at least 4% and (c) a ratio of total capital to risk weighted assets of at least 8%. At March 31, 2006, the Bank was in compliance with all applicable capital requirements.

The following table compares the Company’s regulatory capital ratios as of March 31, 2006 and December 31, 2005.

	Adequately Capitalized Standards	March 31, 2006	December 31, 2005
Tier 1 Leverage Ratio	4%	10.67%	10.71%
Tier 1 Risk Based Capital Ratio	4%	13.65%	14.70%
Total Risk Based Capital Ratio	8%	14.72%	15.81%

Key Financial Ratios: The following table represents key financial ratios as of March 31, 2006, December 31, 2005 and March 31, 2005:

	March 31, 2006	December 31, 2005	March 31, 2005
	(dollars in thousands)
Performance Ratios:
Return on average assets	1.14%	1.12%	0.96%
Return on average equity	11.14%	10.79%	9.01%
Net interest margin	5.07%	4.90%	4.60%
Efficiency ratio	66.36%	67.10%	70.04%
Asset Quality Ratios:
Non-performing loans	$31	$20	$45
Real Estate Owned	$—	$—	$—
Total non-performing assets	$31	$20	$45
Total non-performing assets to total assets	0.02%	0.01%	0.02%
Allowance for credit losses to non-performing assets	0%	0%	0%
Asset Balance Sheet:
Average Total Loans	$127,333	$122,251	$118,482
Average Total Interest Earning Assets	$179,494	$171,636	$164,018
Average Total Assets	$196,144	$185,548	$175,933
Average Total Interest Bearing Deposits	$141,161	$131,765	$127,398
Average Shareholder’s Equity	$20,004	$19,347	$18,681

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. At March 31, 2006, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2005. For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

MOUNTAIN BANK HOLDING COMPANY (Registrant)

Dated: May 1, 2006	/S/ ROY T. BROOKS
Roy T. Brooks, President and CEO

Dated: May 1, 2006	/S/ SHEILA BRUMLEY
Sheila Brumley, Chief Financial Officer