Form 10-Q
period 2006-06-30
MOUNTAIN BANK HOLDING CO
filed 2006-08-09
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Yes  ☑    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer    ☐        Accelerated Filer    ☐        Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT JULY 14, 2006
Common Stock - no par value	2,304,789 Shares

PART I - Financial Information

		Page
Item 1.	Financial Statements (unaudited)

	Consolidated Condensed Balance Sheets as of June 30, 2006 and December 31, 2005	1

	Consolidated Condensed Statements of Income for the six months and the three months ended June 30, 2006 and 2005	2

	Consolidated Condensed Statements of Shareholders’ Equity for the six months ended June 30, 2006 and 2005	3

	Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2006 and 2005	4

	Notes to Consolidated Condensed Financial Statements	5-11

The June 30, 2006 and 2005 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary for a fair statement of the results for the interim periods. The financial statements for the year ended December 31, 2005 included herein are headed “unaudited.” These financial statements were reported as “audited” in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission but are required to be reflected herein as unaudited because of the absence of an independent auditor’s report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations	11-17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II - Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

	June 30, 2006	December 31, 2005
	(in thousands, except per share data)
Assets
Cash and due from banks	$5,348	$4,578
Interest bearing deposits at other financial institutions	2,058	2,796
Federal funds sold	227	3,647
Securities available for sale - Note 4	44,235	46,573
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	860	735
Loans held for sale	1,061	1,790
Loans	151,065	122,435
Allowance for credit losses	1,707	1,569

Net loans	149,358	120,866

Premises and equipment	6,952	7,058
Branch facilities held for sale	517	517
Accrued interest receivable	930	863
Bank owned life insurance	4,002	3,922
Other assets	1,700	1,179

Total assets	$217,248	$194,524

Liabilities
Deposits:
Demand, non-interest bearing	$32,355	$33,298
Savings and interest-bearing demand	69,437	77,520
Time	70,021	60,995

Total deposits	171,813	171,813

Securities sold under agreements to repurchase - Note 5	576	470
Federal funds purchased and other borrowed money	22,000	—
Accrued interest payable	302	265
Note payable	—	29
Executive retirement	1,609	1,381
Deferred compensation	63	63
Other liabilities	144	204

Total liabilities	196,507	174,225

Shareholders’ Equity
Common stock (no par value); authorized 10,500,000 shares; issued and outstanding: 2006 - 2,304,789 shares; 2005 - 2,302,741 shares	1,152	1,151
Additional paid-in capital	10,995	10,933
Retained earnings	9,257	8,656
Accumulated other comprehensive loss	(663)	(441)

Total shareholders’ equity	20,741	20,299

Total liabilities and shareholders’ equity	$217,248	$194,524

See notes to consolidated condensed financial statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)		(in thousands, except per share data)
Interest and Dividend Income
Loans	$2,975	$2,269	$5,515	$4,346
Deposits in banks and federal funds sold	19	52	62	90
Investment Income:
Taxable	401	269	817	564
Tax-exempt	30	2	55	4
Dividends on stock	12	3	21	3

Total interest and dividend income	3,437	2,595	6,470	5,007

Interest Expense
Deposits	890	553	1,677	1,073
Repurchase agreements	2	1	3	1
Federal funds purchased and other borrowed money	183	—	184	—
Note payable	—	—	1	1

Total interest expense	1,075	554	1,865	1,075

Net interest income	2,362	2,041	4,605	3,932
Provision for credit losses	69	54	138	108

Net interest income after provision for credit losses	2,293	1,987	4,467	3,824

Noninterest income
Service charges on deposit accounts	123	142	241	277
Gains on mortgage loans sold	101	137	230	246
Gain on sale of premises and equipment	—	—	5	—
Bank owned life insurance income	42	39	80	75
Other	77	81	141	139

Total noninterest income	343	399	697	737

Noninterest expense
Salaries and employee benefits	1,245	962	2,309	1,912
Occupancy and equipment	254	221	505	442
Data processing expense	108	111	227	222
Other	356	322	654	602

Total noninterest expense	1,963	1,616	3,695	3,178

Income before income tax expense	673	770	1,469	1,383
Income tax expense	(207)	(251)	(454)	(443)

Net income	$466	$519	$1,015	$940

Comprehensive income	$321	$641	$793	$802
Earnings per share:
Basic	$0.20	$0.23	$0.44	$0.41
Diluted	$0.20	$0.22	$0.43	$0.40
Average shares:
Basic	2,304,776	2,283,029	2,303,851	2,275,041
Diluted	2,374,979	2,340,527	2,372,258	2,328,212

See notes to consolidated condensed financial statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (Dollars in thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2004	2,260,968	$1,130	$10,632	$6,910	$(103)	$18,569
Exercise of options, including tax benefit	34,850	18	235	—	—	253
Sale of common stock under employee stock purchase plan	1,673	1	24	—	—	25
Payment of cash dividend ($.15 per share)		—	—	(341)	—	(341)
Comprehensive income:
Net income		—	—	940	—	940
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale		—	—	—	(138)	(138)
Comprehensive Income		—	—	—	—	802

Balance Ended June 30, 2005	2,297,491	$1,149	$10,891	$7,509	$(241)	$19,308

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2005	2,302,741	$1,151	$10,933	$8,656	$(441)	$20,299
Exercise of options, including tax benefit	300	—	3	—	—	3
Sale of common stock under employee stock purchase plan	1,748	1	27	—	—	28
Payment of cash dividend ($.18 per share)		—	—	(414)	—	(414)
Stock option expense		—	32	—	—	32
Comprehensive income:
Net income		—	—	1,015	—	1,015
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale		—	—	—	(222)	(222)
Comprehensive Income		—	—	—	—	793

Balance Ended June 30, 2006	2,304,789	$1,152	$10,995	$9,257	$(663)	$20,741

See notes to consolidated condensed financial statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
	2006	2005
	(in thousands)
Net income	$1,015	$940
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	138	108
Depreciation and amortization	267	231
Deferred federal income tax benefit	(240)	(268)
Net amortization and accretion of bond premiums and discounts	22	110
Stock dividends received	—	(2)
Gain on mortgage loans sold	(230)	(246)
Gain on sale of premises and equipment	(5)	—
Originations of loans held for sale	(20,032)	(23,112)
Proceeds from sales of loans	20,991	22,398
Net (amortization) collection of deferred loan origination fees	122	97
Stock option compensation expense	32	—
Bank owned life insurance income	(80)	(75)
Executive retirement and deferred compensation	228	223
(Increase) decrease in accrued interest receivable	(67)	29
Increase in accrued interest payable	37	3
Other, net	(226)	83

Net cash provided by operating activities	1,972	519

Cash Flows from Investing Activities
Net decrease in federal funds sold	3,420	—
Net (increase) decrease in interest bearing deposits in banks	738	(9,849)
Activity in securities available for sale and Federal Home Loan Bank and Federal Reserve Bank stock:
Purchases	(934)	(2,039)
Maturities, prepayments and calls	2,788	5,455
Increase in loans made to customers, net of principal collections	(28,752)	(3,048)
Additions to premises and equipment	(161)	(501)
Proceeds from sales of premises and equipment	5	8

Net cash used in investing activities	$(22,896)	$(9,974)

Cash Flows from Financing Activities
Net increase in deposits	$—	$9,556
Net increase in short-term borrowings	22,000	—
Increase in securities sold with agreements to repurchase	106	301
Repayment of long term debt	(29)	(1)
Net proceeds from issuance of stock	31	278
Payment of dividends	(414)	(341)

Net cash provided by financing activities	21,694	9,793

Net change in cash and due from banks	770	338
Cash and due from banks
Beginning of period	4,578	2,364

End of period	$5,348	$2,702

Supplemental Disclosures of Cash Flow Information
Interest paid	$1,828	$1,071
Income taxes paid	$643	$481
Supplemental Schedule of Non-Cash Investing Activities
Fair value adjustment of securities available for sale, net of tax	$(222)	$(138)

See notes to consolidated condensed financial statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)(dollars in thousands except per share amounts)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation: The accompanying unaudited consolidated condensed financial statements for Mountain Bank Holding Company “Company” were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim consolidated condensed financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements included in the Mountain Bank Holding Company 2005 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006.

(b) Principles of Consolidation: The interim consolidated financial statements include the accounts of Mountain Bank Holding Company and its wholly-owned subsidiary, Mt. Rainier National Bank “Bank”. All significant intercompany balances have been eliminated.

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

Note 2 – Stock Based Compensation

In 1990 and 1999, the Company adopted qualified and non-qualified stock option plans that allow for grants of stock options to certain key employees and directors. The plans authorized a total of 378,000 shares for options. For each stock option grant, the Board of Directors determines and approves option exercise prices, numbers of options granted, vesting periods and expiration dates. Cash was not used to settle any equity instruments previously granted. The Company issues shares from authorized but unissued shares upon the exercise of stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligations under its stock option plans.

On January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) that requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors.

SFAS No. 123(R) supersedes the Company’s previous accounting under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company measured compensation cost for options in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no accounting recognition was given to these prior stock options granted at fair market value until they were exercised. Upon exercise, net proceeds, including tax benefits realized were credited to equity.

SFAS 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of income. The Company has adopted the straight-line method for graded vested options which recognizes compensation expense for each vesting tranche over its vesting period.

The Company uses the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, dividend yield, weighted average risk-free interest rate, and weighted average expected life of the options. The volatility is measured based on the historical price of the stock for the estimated life of the option. There were no options granted for the six month period ended June 30, 2006 and 3,000 options granted for the six-month period ended June 30, 2005. The following weighted average assumptions were used to estimate the fair value of options granted during the six months ended June 30, 2005.

6/30/2005
Dividend yield	0.22
Estimated volatility	21.03
Risk-free interest rate	3.86%
Estimated option lives	6.6

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires adoption as of January 1, 2006, the first day of the Company’s fiscal year. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2006 totaled $32,000 with a tax benefit of $2,000 realized. At June 30, 2006, unrecognized stock-based compensation totaled $92,000. These costs are expected to be recognized over a weighted average period of 54 months.

Stock option activity during the six-month period ended June 30, 2006 was as follows:

	Options	Weighted Average Exercise Price	W eighted Average Remaining Contractural Term (Years)	Aggregate Intrinsic Value (000)
Options outstanding at December 31, 2005	153,775	$10.26
Granted	—	$—
Exercised	(300)	$11.00
Forfeited or expired	—	$—

Options outstanding at June 30, 2006	153,475	$10.26	6.77	$1,725

Options exercisable at June 30, 2006	116,004	$8.78	4.42	$1,475

Stock option activity during the six-month period ended June 30, 2005 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractural Term (Years)	Aggregate Intrinsic Value (000)
Options outstanding at December 31, 2004	191,075	$8.60
Granted	3,000	$16.50
Exercised	(34,850)	$2.63
Forfeited or expired	(2,700)	$13.83

Options outstanding at June 30, 2005	156,525	$10.00	6.57	$1,095

Options exercisable at June 30, 2005	98,773	$8.11	5.00	$878

The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $3 and $317, respectively and the total fair value of stock options that vested was $184 and $54 for the six months ended June 30, 2006 and 2005, respectively. The amount of cash received from options exercised during the six-month period ended June 30, 2006 and 2005 was $3 and $92 respectively. The tax benefit realized for the same periods was $0 and $161, respectively.

The following table presents the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 in the prior period.

Six Months Ended June 30, 2005

(In Thousands, Except Per Share Amounts)

	As Reported	SFAS 123 (R) Adjustments	Proforma
Income before income taxes	$1,383	$(41)	$1,342
Income taxes	$443	$(14)	$429

Net Income	$940	$(27)	$913
Basic earnings per share	$0.41	$(0.01)	$0.40
Diluted earnings per share	$0.40	$(0.01)	$0.39

Note 3 – Earnings Per Common Share

Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per common share are computed assuming the exercise of stock options.

	Six Months Ended June 30,
	2006	2005
Basic Earnings Per Share Computation
Numerator - Net Income	$1,015	$940
Denominator - Weighted average common shares outstanding	2,303,851	2,275,041
Basic Earnings Per Share	$0.44	$0.41

Diluted Earnings Per Share Computation
Numerator - Net Income	$1,015	$940
Denominator - Weighted average common shares outstanding	2,303,851	2,275,041
Effect of Dilutive Securities - Options and Stock Purchase Plan	68,407	53,171
Weighted average common shares and dilutive securities	2,372,258	2,328,212
Diluted Earnings Per Share	$0.43	$0.40

	Three Months Ended June 30,
	2006	2005
Basic Earnings Per Share Computation
Numerator - Net Income	$466	$519
Denominator - Weighted average common shares outstanding	2,304,776	2,283,029
Basic Earnings Per Share	$0.20	$0.23

Diluted Earnings Per Share Computation
Numerator - Net Income	$466	$519
Denominator - Weighted average common shares outstanding	2,304,776	2,283,029
Effect of Dilutive Securities - Options and Stock Purchase Plan	70,203	57,498
Weighted average common shares and dilutive securities	2,374,979	2,340,527
Diluted Earnings Per Share	$0.20	$0.22

Note 4 – Securities Available for Sale

The amortized cost of securities and their approximate fair values are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2006
U.S. Treasury securities	$2,995	$—	$47	$2,948
U.S. Government and agency securities	25,839	—	363	25,476
Mortgage-backed securities	12,895	—	568	12,327
Obligations of states and political subdivisions	3,451	—	27	3,424
Equity securities	60	—	—	60
	$45,240	$—	$1,005	$44,235
December 31, 2005
U.S. Treasury securities	$4,005	$—	$29	$3,976
U.S. Government and agency securities	25,809	—	329	25,480
Mortgage-backed securities	14,533	1	297	14,237
Obligations of states and political subdivisions	2,647	—	12	2,635
Corporate securities	186	—	1	185
Equity securities	60	—	—	60
	$47,240	$1	$668	$46,573

The following table shows the unrealized gross losses and fair value of securities in the available for sale portfolio at June 30, 2006 and December 31, 2005, by the length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		More Than 12 Months		Total
	Unrealized Gross Loss	Fair Value	Unrealized Gross Loss	Fair Value	Unrealized Gross Loss	Fair Value
June 30, 2006
U.S. Treasury securities	$(30)	$1,943	$(17)	$1,005	$(47)	$2,948
U.S. Government and agency securities	(162)	12,330	(201)	13,146	(363)	25,476
Mortgage-backed securities	(117)	3,838	(451)	8,489	(568)	12,327
Obligations of states and political subdivisions	(24)	1,363	(3)	123	(27)	1,486
	$(333)	$19,474	$(672)	$22,763	$(1,005)	$42,237

	Less Than 12 Months		More Than 12 Months		Total
	Unrealized Gross Loss	Fair Value	Unrealized Gross Loss	Fair Value	Unrealized Gross Loss	Fair Value
December 31, 2005
U.S. Treasury securities	$(1)	$979	$(28)	$2,011	$(29)	$2,990
U.S. Government and agency securities	(74)	12,390	(255)	13,090	(329)	25,480
Mortgage-backed securities	(79)	5,350	(218)	7,939	(297)	13,289
Obligations of states and political subdivisions	(12)	899	—	—	(12)	899
Corporate securities	(1)	185	—	—	(1)	185
	$(167)	$19,803	$(501)	$23,040	$(668)	$42,843

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

Note 5 – Securities Sold Under Agreements to Repurchase

At June 30, 2006, $989 of securities were pledged as collateral for securities sold under repurchase agreements. The securities purchased and sold are for one-day periods and bore interest at 2.00% on June 30, 2006.

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

	June 30, 2006	December 31, 2005
Commercial and Agriculture	$12,840	$12,158
Real Estate	11,882	9,111
Total	$24,722	$21,269

Outstanding commitments under letters of credit totaled $264 at June 30, 2006.

Note 7 – Income Taxes

The income tax provision included in the statements of income for the six months ended June 30, 2006 and 2005 is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year are increased or decreased. The effective tax rate for the six months ended June 30, 2006 is less than the U.S. federal statutory rate, in part, due to non-taxable income related to obligations of state and political subdivisions and bank-owned life insurance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2005 as filed on the Form 10-K. Management believes that the following policies and those disclosed in the Notes to Consolidated Financial Statements should be considered critical under the SEC definition:

Allowance for Loan Losses

The allowance for loan losses is classified as a contra-asset account offsetting outstanding loans on the balance sheet. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balances of the allowance for loan losses are maintained at amounts management believes will be adequate to absorb known and inherent losses in the loan portfolio. The appropriate balance of the allowance for loan losses is determined by applying loss factors to the credit exposure from outstanding loans. Estimated loss factors are based on subjective measurements including management’s assessment of the internal risk classifications, changes in the nature of the loan portfolio, industry concentrations, and the impact of current local, regional, and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations, or liquidity.

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

The following analysis discusses the material changes in the financial condition and results of operations of the Company at, and for the quarter ended June 30, 2006. This report contains certain “forward looking statements.” The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward-looking statements may describe future plans or strategies and include the Company’s expectations of future financial results. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements. The Company’s ability to predict results of the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include competition in the financial services market for deposits and loans, interest rate trends, the economic climate in the Company’s market areas and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

Total assets increased $22.7 million in the first six months of 2006, due primarily to an increase in total loans of $28 million. The growth in total loans was funded with interest bearing deposits in other banks, federal funds sold and Federal Home Loan Bank advances.

The following table presents the composition and carrying value of the Company’s investment portfolio at June 30, 2006 and December 31, 2005 and the dollar and percentage changes of each investment category. The decrease in the portfolio was attributed to maturities and principal repayments on the mortgage backed securities and US Treasury securities. The funds were deployed into loans.

	June 30, 2006	December 31, 2005	Dollar Change	Percentage Change
	(in thousands)
US Treasury securities	$2,948	$3,976	$(1,028)	-25.86%
US Government agency securities	25,476	25,480	(4)	-0.02%
Mortgage backed securities	12,327	14,237	(1,910)	-13.42%
Obligations of states and political subdivisions	3,424	2,635	789	29.94%
Corporate securities	—	185	(185)	-100.00%
Bankers Bank Stock	60	60	—	0.00%

Total	$44,235	$46,573	$(2,338)	-5.02%

Loans: Gross loans receivable, including loans held for sale, at June 30, 2006 increased by $27.9 million or 22.46% to $152.1 million compared to $124.2 million at December 31, 2005. The commercial, residential and construction real estate portfolio experienced strong year to date growth. Stimulated by modest interest rates, a sound housing demand and an ardent appeal for securing fixed rates, this segment of the banks loan portfolio has grown $24.2 million since December 31, 2005. Likewise, responding to an increased demand the bank has increased its commercial loan portfolio by $3.6 million or 15.03%.

The following table sets forth the composition of the Company’s loan portfolio (including loans held for sale) by type of loan:

	June 30, 2006		December 31, 2005
	Total Loans	Percent of Total Loans	Total Loans	Percent of Total Loans
	(dollars in thousands)
Commercial and Agricultural	$27,637	18.17%	$24,025	19.34%
Real Estate:
Residential Real Estate	16,332	10.74%	12,024	9.68%
Commercial Real Estate	84,903	55.81%	71,264	57.37%
Construction	18,939	12.45%	12,671	10.20%
Consumer	4,571	3.00%	4,375	3.52%
Total gross loans	$152,382	100.17%	$124,359	100.11%
Net deferred loan fees	(256)	-0.17%	(134)	-0.11%
Total net loans	$152,126	100.00%	$124,225	100.00%

Non-performing assets:

The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated:

	June 30, 2006			December 31, 2005
	Accruing Loans 90 Days or More Past Due	Non- accrual	Restructured	Accruing Loans 90 Days or More Past Due	Non- accrual	Restructured
	(dollars in thousands)			(dollars in thousands)
Commercial and Agricultural	$0	$0	$0	$0	$0	$0
Real Estate	0	0	0	0	0	0
Consumer	0	20	0	0	20	0
Total	$0	$20	$0	$0	$20	$0

The Company had no loans 90 days past due still accruing interest at June 30, 2006 or December 31, 2005.

Activity in the Allowance for Credit Losses: Activity in the allowance for credit losses in the six months ended June 30, 2006 and 2005 is as follows:

	2006	2005
	(dollars in thousands)
Balance beginning of period	$1,569	$1,376
Provision for credit losses	138	108
Loans charged off	0	4
Recoveries on loans previously charged off	0	0

Net chargeoffs	0	4

Balance at end of period	$1,707	$1,480

Allowance to total loans	1.13%	1.20%

Premises and Equipment: The Company has received an earnest money agreement to sell the former Auburn facility. The sale closed as of July 14, 2006. The Company has purchased a site in Federal Way, Washington for $360 thousand. The Company is in the permit process to build a full service branch this year on the site and relocate its loan production office in Federal Way to the new branch.

Deposits: At June 30, 2006, deposits had no change from December 31, 2005. Interest bearing deposits increased $943 thousand, while demand deposit accounts decreased $943 thousand from year-end.

The following table sets forth the balance of deposits in the various types of accounts offered by the Bank at the dates indicated:

	June 30, 2006		December 31, 2005
	Amounts	$ Amount of Change	% of Change	Amounts
	(dollars in thousands)
Non-interest bearing demand	$32,355	$(943)	-2.83%	$33,298
Interest-bearing demand	49,546	(8,320)	-14.38%	57,866
Savings	19,891	237	1.20%	19,654
Certificates of deposit	39,557	4,313	12.24%	35,244
Certificates of deposit over $100,000	30,464	4,713	18.30%	25,751

Total	$171,813	$0	0.00%	$171,813

Shareholders Equity: The Company paid a cash dividend in the amount of $.18 per share to shareholders of record on February 1, 2006. The total amount of the dividend was $414,000. In addition, the Company issued 1,748 shares of common stock under the Company’s employee stock purchase plan.

Comparison of Operating Results for the Three Months and the Six Months Ended June 30, 2006 and 2005

Net Income: Net income for the three months ended June 30, 2006 was $466,000 or $.20 per share for diluted and basic shares compared to $519,000 or $.22 per diluted shares and $.23 per basic shares for the three months ended June 30, 2005. The lower earnings for the current quarter were primarily a result of higher payroll expense in the second quarter of 2006. This was offset with higher net interest income due to increased loan growth and increases in the prime rate.

Net income for the six months ended June 30, 2006 was $1,015,000 or $.43 per share for diluted shares and $.44 per share for basic shares compared to $940,000 or $.40 per diluted shares and $.41 per basic shares for the six months ended June 30, 2005. The higher earnings for the six-month period were primarily a result of increased net interest income. Net interest income increased due to the increases in the prime rate and increased loan volumes. There are approximately $31,718 or 21% of outstanding loans tied to prime that are adjustable immediately, with an additional $57,119 or 38% adjustable at longer intervals. Accordingly, the company generally benefits in the short term from rising interest rates.

Net Interest Income: Net interest income increased $321,000 to $2,362,000 for the quarter ended June 30, 2006 compared to $2,041,000 for the same period in 2005. The increase was attributed primarily to the increased volume in loans from 2005 compared to 2006 and the recent increases in the prime rate. The cost of funds is also increasing due to higher deposit account rates and an increase in overnight borrowings from the Federal Home Loan Bank used to fund the spurt in loan growth. These funds will be re-paid with deposit growth and maturing securities.

Net interest income increased $673,000 to $4,605,000 for the six months ended June 30, 2006 compared to $3,932,000 for the same period in 2005. The increase was attributed primarily to the increased volume in loans from 2005 compared to 2006 and the recent increases in the prime rate. The Company’s net interest margin increased from 4.80 % at June 30, 2005 to 4.98% at June 30, 2006.

Provision for Credit Losses: The provision for credit losses increased $15,000 for the quarter ending June 30, 2006 compared to the quarter ending June 30, 2005. Likewise, the provision increased $30,000 to $138,000 from $108,000 for the six-month period ending June 30, 2006 compared to June 30, 2005. The bank maintains an allowance for loan losses associated with the loan portfolio including all binding commitments to lend. We determine an adequate allowance through our ongoing quarterly loan quality assessments. We assess the estimated credit losses inherent in our loan portfolio by considering a number of elements including our risk rating of the loan portfolio; levels and trends in delinquencies and non-accruals; national and economic trends; specific industry conditions such as residential and commercial construction; concentrations of credit in specific industries; Bank regulatory examination results along with our own credit examinations and, recent loss experience in the portfolio. Based on its analysis, management deemed the allowance for credit losses of $1.7 million at June 30, 2006 (1.13% of outstanding loans) adequate to provide for probable losses. The allowance for credit losses was $1.57 million (1.28% of outstanding loans) at December 31, 2005. The allowance, as a percentage of loans, decreased as the composition of the loan portfolio changed. Commercial real estate and residential mortgage loans decreased from 67.05% of the bank portfolio to 66.55%.

Non-interest Income: Total non-interest income decreased $56,000 to $343,000 for the three months ended June 30, 2006 from $399,000 for the three months ended June 30, 2005, due to a $36,000 decrease in income from mortgage loan sales and $19,000 decrease in service charge income. Mortgage loan originations have slowed due to the increase in rates.

Total non-interest income decreased $40,000 to $697,000 for the six months ended June 30, 2006 from $737,000 for the six months ended June 30, 2005, primarily due to a $16,000 decrease in income from mortgage loan sales and a decrease of $36,000 in service charge income.

Non-interest Expense: Total non-interest expense increased $347,000 to $1,963,000 for the three months ended June 30, 2006 from $1,616,000 at June 30, 2005. Salaries and employee benefit expense contributed $283,000 of that increase while occupancy expense contributed $33,000. Data processing and other expense accounted for $31,000 of the increase.

Total non-interest expense increased $517,000 to $3,695,000 for the six months ended June 30, 2006 from $3,178,000 at June 30, 2005. Salaries and benefits increased by $397,000 due to an additional payroll in the first half of 2006 as compared to 2005, as well as addition of three full time equivalent staff positions. Occupancy increased by $63,000 and data processing and other expense increased by $57,000 for the six-months ended June 30, 2006.

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

An analysis of liquidity should include a review of the changes that appear in the consolidated condensed statement of cash flows for the six months ended June 30, 2006. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchase of securities, and the net change in loans. Financing activities present the cash flows associated with the Company’s deposit accounts, other borrowings, and sale of common stock.

The Company’s consolidated total of cash and due from banks, interest bearing deposits and federal funds sold decreased by $3.4 million from December 31, 2005.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2006, the Bank’s liquidity ratio including borrowing lines was 17%. The Bank maintains borrowing lines at the Federal Home Loan Bank of Seattle and other correspondents with available advances up to $70 million. As of June 30, 2006, there were advances on these lines of credit totaling $22 million. These funds will be re-paid with deposit growth and maturing securities.

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

The Bank’s primary investing activity is the origination of real estate, commercial, and consumer loans. At June 30, 2006, the Bank had loan commitments and undisbursed loans in process totaling $24.7 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2006 totaled $56.1 million. Historically, the Bank has been able to retain a significant amount of its certificates of deposit as they mature.

Federally insured national banks are required to maintain minimum levels of regulatory capital. Under current regulation, nationally chartered banks generally must maintain (a) a ratio of Tier 1 leverage capital of 4%, (b) a Tier 1 capital to risk weighted assets of at least 4% and (c) a ratio of total capital to risk weighted assets of at least 8%. At June 30, 2006, the Bank was considered well capitalized under the regulatory capital requirements.

The following table compares the Company’s regulatory capital ratios as of June 30, 2006 and December 31, 2005.

	Adequately Capitalized Standards	June 30, 2006	December 31, 2005
Tier 1 Leverage Ratio	4%	10.53%	10.71%
Tier 1 Risk Based Capital Ratio	4%	12.77%	14.70%
Total Risk Based Capital Ratio	8%	13.79%	15.81%

Key Financial Ratios: The following table represents key financial ratios as of June 30, 2006, December 31, 2005 and June 30, 2005:

	June 30, 2006	December 31, 2005	June 30, 2005
	(dollars in thousands)
Performance Ratios:
Return on average assets	1.01%	1.12%	1.05%
Return on average equity	10.06%	10.79%	10.01%
Net interest margin	4.98%	4.90%	4.80%
Efficiency ratio	69.32%	67.10%	68.04%

Asset Quality Ratios:
Non-performing loans	$20	$20	$28
Real Estate Owned	$—	$—	$—
Total non-performing assets	$20	$20	$28
Total non-performing assets to total assets	0.01%	0.01%	0.01%
Allowance for credit losses to non-performing assets	8535%	7845%	5286%

Asset Balance Sheet:
Average Total Loans	$136,173	$122,251	$121,157
Average Total Interest Earning
Assets	$186,493	$171,636	$166,572
Average Total Assets	$203,320	$185,548	$178,520
Average Total Interest Bearing
Deposits	$141,272	$131,765	$127,531
Average Shareholder’s Equity	$20,335	$19,347	$18,784

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2006, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2005. For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as required by Exchange Act Rule in Section 13a-15d) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (1) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Controls: There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the evaluation date, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions. As a result, no corrective actions were taken.

PART II - Other Information

Item 1.	Legal Proceedings

Neither the Company nor the Bank is a party to any legal proceedings at this time. Further, neither the Company nor the Bank is aware of the threat of any such proceedings. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 1A.	Risk Factors

There were no material changes to risk factors previously disclosed in the registrant’s Form 10K filed with the Securities and Exchange Commission for December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities – None to be reported

Use of Proceeds – None to be reported

Item 3.	Defaults Upon Senior Securities

None to be reported

Item 4.	Submission of Matters to a Vote of Security Holders

a)	Mountain Bank Holding Company’s Annual Shareholders Meeting was held on April 25, 2006.

(b)(c)	The following is the name of each director elected at the meeting, as well as a brief description of each matter voted upon at the meeting, the number of votes cast for or withheld, and a separate tabulation with respect to each nominee for office:

The only matter presented to the shareholders for a vote at the Annual Meeting held on April 25, 2006 was the election of (3) directors for terms expiring in 2009 or until their successors have been elected and qualified.

Director:

Roy T. Brooks
Votes cast for:	l,671,271
Votes withheld:	-0-

Susan K. Bowen-Hahto
Votes cast for:	1,671,271
Votes withheld:	-0-

Steve W. Moergeli
Votes cast for:	1,671,271
Votes withheld:	-0-

(d)	None

Item 5.	Other Information

None to be reported

Item 6.	Exhibits

Exhibit 31.1	–	Section 302 Certification of CEO

Exhibit 31.2	–	Section 302 Certification of CFO

Exhibit 32	–	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOUNTAIN BANK HOLDING COMPANY (Registrant)

Dated: August 9, 2006	/s/ Roy T. Brooks
Roy T. Brooks, President and CEO

Dated: August 9, 2006	/s/ Sheila Brumley
Sheila Brumley, Chief Financial Officer