Form 10-Q
period 2006-09-30
MOUNTAIN BANK HOLDING CO
filed 2006-11-02
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes   ☐                     No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT OCTOBER 13, 2006
Common Stock - no par value	2,304,789 Shares

PART I - Financial Information

Page
Item 1. Financial Statements (unaudited)

Consolidated Condensed Balance Sheets as of September 30, 2006 and December 31, 2005	1

Consolidated Condensed Statements of Income for the nine months and the three months ended September 30, 2006 and 2005	2

Consolidated Condensed Statements of Shareholders’ Equity for the nine months ended September 30, 2006 and 2005	3

Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2006 and 2005	4-5

Notes to Consolidated Condensed Financial Statements	6-13

The September 30, 2006 and 2005 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary for a fair statement of the results for the interim periods. The financial statements for the year ended December 31, 2005 included herein are headed “unaudited.” These financial statements were reported as “audited” in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission but are required to be reflected herein as unaudited because of the absence of an independent auditor’s report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations	13-19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	20

PART II - Other Information

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	21

Signatures	21

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	September 30, 2006	December 31, 2005
	(in thousands, except per share data)
Assets
Cash and due from banks	$6,470	$4,578
Interest bearing deposits at other financial institutions	1,073	2,796
Federal funds sold	1,372	3,647
Securities available for sale - Note 4	40,695	46,573
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	860	735
Loans held for sale	668	1,790
Loans	160,584	122,435
Allowance for credit losses	1,776	1,569

Net loans	158,808	120,866

Premises and equipment	6,979	7,058
Branch facilities held for sale	—	517
Accrued interest receivable	988	863
Bank owned life insurance	4,042	3,922
Other assets	1,371	1,179

Total assets	$223,326	$194,524

Liabilities
Deposits:
Demand, non-interest bearing	$38,380	$33,298
Savings and interest-bearing demand	66,102	77,520
Time	81,565	60,995

Total deposits	186,047	171,813

Securities sold under agreements to repurchase - Note 5	522	470
Federal funds purchased and other borrowed money	12,500	—
Accrued interest payable	415	265
Note payable	—	29
Executive retirement	1,723	1,381
Deferred compensation	64	63
Other liabilities	276	204

Total liabilities	201,547	174,225

Shareholders’ Equity
Common stock (no par value); authorized 10,500,000 shares; issued and outstanding: 2006 - 2,304,789 shares; 2005 - 2,302,741 shares	1,152	1,151
Additional paid-in capital	11,007	10,933
Retained earnings	9,998	8,656
Accumulated other comprehensive loss	(378)	(441)

Total shareholders’ equity	21,779	20,299

Total liabilities and shareholders’ equity	$223,326	$194,524

See Notes to Consolidated Condensed Financial Statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)		(in thousands, except per share data)
Interest and Dividend Income
Loans	$3,306	$2,448	$8,821	$6,794
Deposits in banks and federal funds sold	33	127	95	217
Investment Income:
Taxable	373	283	1,190	847
Tax-exempt	28	15	83	19
Dividends on stock	—	10	21	13

Total interest and dividend income	3,740	2,883	10,210	7,890

Interest Expense
Deposits	1,032	657	2,709	1,730
Repurchase agreements	2	2	5	3
Federal funds purchased and other borrowed money	239	—	423	—
Note payable	—	1	1	2

Total interest expense	1,273	660	3,138	1,735

Net interest income	2,467	2,223	7,072	6,155
Provision for credit losses	69	46	207	154

Net interest income after provision for credit losses	2,398	2,177	6,865	6,001

Noninterest income
Service charges on deposit accounts	127	143	368	420
Gains on mortgage loans sold	98	136	328	382
Gain on sale of premises and equipment	132	—	137	—
Bank owned life insurance income	40	38	120	113
Other	65	154	206	293

Total noninterest income	462	471	1,159	1,208

Noninterest expense
Salaries and employee benefits	1,095	1,121	3,404	3,033
Occupancy and equipment	257	218	762	660
Data processing expense	99	109	326	331
Other	307	279	961	881

Total noninterest expense	1,758	1,727	5,453	4,905

Income before income tax expense	1,102	921	2,571	2,304
Income tax expense	(361)	(290)	(815)	(733)

Net income	$741	$631	$1,756	$1,571

Comprehensive income	$1,026	$589	$1,819	$1,391
Earnings per share:
Basic	$0.32	$0.27	$0.76	$0.69
Diluted	$0.31	$0.27	$0.74	$0.67
Average shares:
Basic	2,304,789	2,300,025	2,304,167	2,283,521
Diluted	2,381,439	2,352,016	2,372,042	2,333,102

See Notes to Consolidated Condensed Financial Statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(in thousands)
Balance at December 31, 2004	2,260,968	$1,130	$10,632	$6,910	$(103)	$18,569
Exercise of options, including tax benefit	40,100	20	276	—	—	296
Sale of common stock under employee stock purchase plan	1,673	1	24	—	—	25
Payment of cash dividend ($.15 per share)		—	—	(340)	—	(340)
Comprehensive income:
Net income		—	—	1,571	—	1,571
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale		—	—	—	(180)	(180)
Comprehensive Income		—	—	—	—	1,391

Balance Ended September 30, 2005	2,302,741	$1,151	$10,932	$8,141	$(283)	$19,941

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(in thousands)
Balance at December 31, 2005	2,302,741	$1,151	$10,933	$8,656	$(441)	$20,299
Exercise of options, including tax benefit	300	—	3	—	—	3
Sale of common stock under employee stock purchase plan	1,748	1	27	—	—	28
Payment of cash dividend ($.18 per share)		—	—	(414)	—	(414)
Stock option expense		—	44	—	—	44
Comprehensive income:
Net income		—	—	1,756	—	1,756
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale		—	—	—	63	63
Comprehensive Income		—	—	—	—	1,819

Balance Ended September 30, 2006	2,304,789	$1,152	$11,007	$9,998	$(378)	$21,779

See Notes to Consolidated Condensed Financial Statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2006	2005
	(in thousands)
Net income	$1,756	$1,571
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	207	154
Depreciation and amortization	393	345
Deferred federal income tax benefit	(380)	(269)
Net amortization and accretion of bond premiums and discounts	46	156
Stock dividends received	—	(2)
Gain on mortgage loans sold	(328)	(448)
Gain on sale of premises and equipment	(137)	—
Originations of loans held for sale	(28,963)	(33,633)
Proceeds from sales of loans	30,413	34,900
Net (amortization) collection of deferred loan origination fees	159	167
Stock option compensation expense	44	—
Bank owned life insurance income	(120)	(113)
Executive retirement and deferred compensation	343	326
Increase in accrued interest receivable	(125)	(33)
Increase in accrued interest payable	150	32
Other, net	228	(38)

Net cash provided by operating activities	3,686	3,115

Cash Flows from Investing Activities
Net (increase) decrease in federal funds sold	2,275	(500)
Net (increase) decrease in interest bearing deposits in banks	1,723	(2,392)
Activity in securities available for sale and Federal Home Loan Bank and Federal Reserve Bank stock:
Purchases	(934)	(11,286)
Maturities, prepayments and calls	6,736	7,952
Increase in loans made to customers, net of principal collections	(38,308)	(2,241)
Additions to premises and equipment	(314)	(1,590)
Proceeds from sales of premises and equipment	654	8

Net cash used in investing activities	$(28,168)	$(10,049)

See Notes to Consolidated Condensed Financial Statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(continued)

	Nine months ended September 30,
	2006	2005
	(in thousands)
Cash Flows from Financing Activities
Net increase in deposits	$14,234	$13,086
Net increase in short-term borrowings	12,500	—
Increase in securities sold with agreements to repurchase	52	403
Repayment of long term debt	(29)	(2)
Net proceeds from issuance of stock	31	160
Payment of dividends	(414)	(340)

Net cash provided by financing activities	26,374	13,307

Net change in cash and due from banks	1,892	6,373
Cash and due from banks
Beginning of period	4,578	2,364

End of period	$6,470	$8,737

Supplemental Disclosures of Cash Flow Information
Interest paid	$2,988	$1,698
Income taxes paid	$999	$619
Supplemental Schedule of Non-Cash Investing Activities
Fair value adjustment of securities available for sale, net of tax	$63	$(180)
Transfer of branch to land held for sale	$—	$517

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)(dollars in thousands except per share amounts)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation: The accompanying unaudited consolidated condensed financial statements for Mountain Bank Holding Company “Company” were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim consolidated condensed financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements included in the Mountain Bank Holding Company 2005 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006.

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

The Company uses the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, dividend yield, weighted average risk-free interest rate, and weighted average expected life of the options. The volatility is measured based on the historical price of the stock for the estimated life of the option. There were 5,000 options granted for the nine month period ended September 30, 2006 and 9,000 options granted for the nine month period ended September 30, 2005. The following weighted average assumptions were used to estimate the fair value of options granted during the nine months ended September 30, 2006 and 2005.

	9/30/2006	9/30/2005
Dividend yield	0.20	0.22
Estimated volatility	14.28	17.01
Risk-free interest rate	5.10%	4.02%
Estimated option lives	6.2	6.2

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires adoption as of January 1, 2006, the first day of the Company’s fiscal year. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2006 totaled $44,000 with a tax benefit of $4,000 realized. At September 30, 2006, unrecognized stock-based compensation totaled $110,000. These costs are expected to be recognized over a weighted average period of 58 months.

Stock option activity during the nine-month period ended September 30, 2006 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractural Term (Years)	Aggregate Intrinsic Value (000)
Options outstanding at December 31, 2005	153,775	$10.26
Granted	5,000	$21.50
Exercised	(300)	$11.00
Forfeited or expired	—	$—

Options outstanding at September 30, 2006	158,475	$10.61	6.30	$1,963

Options exercisable at September 30, 2006	116,004	$8.78	4.18	$1,650

Stock option activity during the nine-month period ended September 30, 2005 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractural Term (Years)	Aggregate Intrinsic Value (000)
Options outstanding at December 31, 2004	191,075	$8.60
Granted	9,000	$17.17
Exercised	(40,100)	$2.38
Forfeited or expired	(4,700)	$13.90

Options outstanding at September 30, 2005	155,275	$10.30	6.54	$1,196

Options exercisable at September 30, 2005	93,523	$8.10	4.81	$926

The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $4 and $406, respectively and the total fair value of stock options that vested was $206 and $44 for the nine months ended September 30, 2006 and 2005, respectively. The amount of cash received from options exercised during the nine-month period ended September 30, 2006 and 2005 was $3 and $296 respectively. The tax benefit realized for the same periods was $0 and $161, respectively.

The following table presents the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) in the prior period.

Nine Months Ended September 30, 2005

(In Thousands, Except Per Share Amounts)

	As Reported	SFAS 123 (R) Adjustments	Proforma
Income before income taxes	$2,304	$(60)	$2,244
Income taxes	733	(20)	$713

Net Income	$1,571	$(40)	$1,531
Basic earnings per share	$0.69	$(0.03)	$0.66
Diluted earnings per share	$0.67	$(0.02)	$0.65

Note 3 – Earnings Per Common Share

Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per common share are computed assuming the exercise of stock options.

	Nine Months Ended September 30,
	2006	2005
Basic Earnings Per Share Computation
Numerator -Net Income	$1,756	$1,571
Denominator - Weighted average common shares outstanding	2,304,167	2,283,521
Basic Earnings Per Share	$0.76	$0.69
Diluted Earnings Per Share Computation
Numerator -Net Income	$1,756	$1,571
Denominator - Weighted average common shares outstanding	2,304,167	2,283,521
Effect of Dilutive Securities - Options and Stock Purchase Plan	67,875	49,581
Weighted average common shares and dilutive securities	2,372,042	2,333,102
Diluted Earnings Per Share	$0.74	$0.67

	Three Months Ended September 30,
	2006	2005
Basic Earnings Per Share Computation
Numerator -Net Income	$741	$631
Denominator - Weighted average common shares outstanding	2,304,789	2,300,025
Basic Earnings Per Share	$0.32	$0.27
Diluted Earnings Per Share Computation
Numerator -Net Income	$741	$631
Denominator - Weighted average common shares outstanding	2,304,789	2,300,025
Effect of Dilutive Securities - Options and Stock Purchase Plan	76,650	51,991
Weighted average common shares and dilutive securities	2,381,439	2,352,016
Diluted Earnings Per Share	$0.31	$0.27

Note 4 – Securities Available for Sale

The amortized cost of securities and their approximate fair values are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2006
U.S. Treasury securities	$2,990	$—	$20	$2,970
U.S. Government and agency securities	22,835	—	171	22,664
Mortgage-backed securities	12,094	—	368	11,726
Obligations of states and political subdivisions	3,289	—	14	3,275
Equity securities	60	—	—	60
	$41,268	$—	$573	$40,695

December 31, 2005
U.S. Treasury securities	$4,005	$—	$29	$3,976
U.S. Government and agency securities	25,809	—	329	25,480
Mortgage-backed securities	14,533	1	297	14,237
Obligations of states and political subdivisions	2,647	—	12	2,635
Corporate securities	186	—	1	185
Equity securities	60	—	—	60
	$47,240	$1	$668	$46,573

The following table shows the unrealized gross losses and fair value of securities in the available for sale portfolio at September 30, 2006 and December 31, 2005, by the length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		More Than 12 Months		Total
	Unrealized Gross Loss	Fair Value	Unrealized Gross Loss	Fair Value	Unrealized Gross Loss	Fair Value
September 30, 2006
U.S. Treasury securities	$(11)	$1,965	$(9)	$1,005	$(20)	$2,970
U.S. Government and agency securities	(32)	7,325	(139)	15,339	(171)	22,664
Mortgage-backed securities	(52)	2,564	(316)	9,161	(368)	11,725
Obligations of states and political subdivisions	(3)	859	(11)	636	(14)	1,495
	$(98)	$12,713	$(475)	$26,141	$(573)	$38,854

	Less Than 12 Months		More Than 12 Months		Total
	Unrealized Gross Loss	Fair Value	Unrealized Gross Loss	Fair Value	Unrealized Gross Loss	Fair Value
December 31, 2005
U.S. Treasury securities	$(1)	$979	$(28)	$2,011	$(29)	$2,990
U.S. Government and agency securities	(74)	12,390	(255)	13,090	(329)	25,480
Mortgage-backed securities	(79)	5,350	(218)	7,939	(297)	13,289
Obligations of states and political subdivisions	(12)	899	—	—	(12)	899
Corporate securities	(1)	185	—	—	(1)	185
	$(167)	$19,803	$(501)	$23,040	$(668)	$42,843

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

Note 5 – Securities Sold Under Agreements to Repurchase

At September 30, 2006, $984 of securities were pledged as collateral for securities sold under repurchase agreements. The securities purchased and sold are for one-day periods and bore interest at 2.00% on September 30, 2006.

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

	September 30, 2006	December 31, 2005
Commercial and Agriculture	$12,342	$12,158
Real Estate	13,625	9,111
Total	$25,967	$21,269

Outstanding commitments under letters of credit totaled $255 at September 30, 2006.

Note 7 – Income Taxes

The income tax provision included in the statements of income for the nine months ended September 30, 2006 and 2005 is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year are increased or decreased. The effective tax rate for the nine months ended September 30, 2006 is less than the U.S. federal statutory rate, in part, due to non-taxable income related to obligations of state and political subdivisions and bank-owned life insurance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2005 as filed on the Form 10-K. Management believes that the following policy and those disclosed in the Notes to Consolidated Financial Statements should be considered critical under the SEC definition:

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

The following analysis discusses the material changes in the financial condition and results of operations of the Company at, and for the quarter ended September 30, 2006. This report contains certain “forward looking statements.” The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward-looking statements may describe future plans or strategies and include the Company’s expectations of future financial results. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements. The Company’s ability to predict results of the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include competition in the financial services market for deposits and loans, interest rate trends, the economic climate in the Company’s market areas and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Total assets increased $28.8 million in the first nine months of 2006, due primarily to an increase in total loans of $37 million. The growth in total loans was funded with interest bearing deposits in other banks, federal funds sold, an increase in time deposits and Federal Home Loan Bank advances.

The following table presents the composition and carrying value of the Company’s investment portfolio at September 30, 2006 and December 31, 2005 and the dollar and percentage changes of each investment category. The decrease in the portfolio was attributed to maturities and principal repayments on the mortgage backed securities and US Treasury securities. The funds were deployed into loans.

	September 30, 2006	December 31, 2005	Dollar Change	Percentage Change
	(in thousands)
US Treasury securities	$2,970	$3,976	$(1,006)	-25.30%
US Government agency securities	22,664	25,480	(2,816)	-11.05%
Mortgage backed securities	11,726	14,237	(2,511)	-17.64%
Obligations of states and political subdivisions	3,275	2,635	640	24.29%
Corporate securities	—	185	(185)	-100.00%
Bankers Bank Stock	60	60	—	0.00%

Total	$40,695	$46,573	$(5,878)	-12.62%

Loans: Gross loans receivable, including loans held for sale, at September 30, 2006 increased by $37 million or 29.8% to $161.2 million compared to $124.2 million at December 31, 2005. The commercial real estate, residential and construction real estate portfolio experienced strong year to date growth. Motivated by a determined housing market and a continuing demand for securing long-term rates, this segment of the bank’s loan portfolio has grown $33.4 million since December 31, 2005. Likewise, responding to demand the bank has increased its commercial loan portfolio by $3.8 million or 15.64%.

The following table sets forth the composition of the Company’s loan portfolio (including loans held for sale) by type of loan:

	September 30, 2006		December 31, 2005
	Total Loans	Percent of Total Loans	Total Loans	Percent of Total Loans
	(dollars in thousands)
Commercial and Agricultural	$27,783	17.23%	$24,025	19.34%
Real Estate:
Residential Real Estate	18,160	11.26%	12,024	9.68%
Commercial Real Estate	89,277	55.36%	71,264	57.37%
Construction	21,963	13.62%	12,671	10.20%
Consumer	4,362	2.71%	4,375	3.52%
Total gross loans	$161,545	100.18%	$124,359	100.11%
Net deferred loan fees	(293)	-0.18%	(134)	-0.11%
Total net loans	$161,252	100.00%	$124,225	100.00%

Non-performing assets:

The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated:

	September 30, 2006			December 31, 2005
	Accruing Loans 90 Days or More Past Due	Non-accrual	Restructured	Accruing Loans 90 Days or More Past Due	Non-accrual	Restructured
	(dollars in thousands)			(dollars in thousands)
Commercial and Agricultural	$0	$78	$0	$0	$0	$0
Real Estate	0	0	0	0	0	0
Consumer	0	11	0	0	20	0

Total	$0	$89	$0	$0	$20	$0

The Company had no loans 90 days past due still accruing interest at September 30, 2006 or December 31, 2005.

Activity in the Allowance for Credit Losses: Activity in the allowance for credit losses in the nine months ended September 30, 2006 and 2005 is as follows:

	2006	2005
	(dollars in thousands)
Balance beginning of period	$1,569	$1,376
Provision for credit losses	207	154
Loans charged off	0	6
Recoveries on loans previously charged off	0	0

Net chargeoffs	0	6

Balance at end of period	$1,776	$1,524

Allowance to total loans	1.11%	1.25%

Premises and Equipment: The Company closed the sale of the former Auburn facility on July 14, 2006. Proceeds from the sale were $650 which included a gain on sale of real estate of $132. The Company has started construction of a 4,200 square foot full service branch on the site purchased in Federal Way, Washington. The loan production office currently in Federal Way will be relocated to the new branch. Approximate cost of the facility will be $1,550,000.

Deposits: Deposits increased $14.2 at September 30, 2006 to a total of $186 from $171.8 at December 31, 2005. Interest bearing deposits contributed $9.2 of the increase and demand deposit accounts increased $5.1 from year-end. The increase in interest bearing deposits were attributed to an increase in interest rates and the marketing efforts at the various branches.

The following table sets forth the balance of deposits in the various types of accounts offered by the Bank at the dates indicated:

	September 30, 2006			December 31, 2005
	Amounts	$ Amount of Change	% of Change	Amounts
	(dollars in thousands)
Non-interest bearing demand	$38,380	$5,082	15.26%	$33,298
Interest-bearing demand	47,156	(10,710)	-18.51%	57,866
Savings	18,946	(708)	-3.60%	19,654
Certificates of deposit	42,650	7,406	21.01%	35,244
Certificates of deposit over $100,000	38,915	13,164	51.12%	25,751

Total	$186,047	$14,234	8.28%	$171,813

Shareholders Equity: The Company paid a cash dividend in the amount of $.18 per share to shareholders of record on February 1, 2006. The total amount of the dividend was $414,000. In addition, the Company issued 1,748 shares of common stock under the Company’s employee stock purchase plan.

Comparison of Operating Results for the Three Months and the Nine Months Ended September 30, 2006 and 2005

Net Income: Net income for the three months ended September 30, 2006 was $741,000 or $.31 per share for diluted shares and $.32 for basic shares compared to $631,000 or $.27 per both diluted and basic shares for the three months ended September 30, 2005. The higher earnings for the current quarter were primarily a result of the increased volume in loans.

Net income for the nine months ended September 30, 2006 was $1,756,000 or $.74 per share for diluted shares and $.76 per share for basic shares compared to $1,571,000 or $.67 per diluted shares and $.69 per basic shares for the nine months ended September 30, 2005. The higher earnings for the nine-month period were primarily a result of increased net interest income. Net interest income increased due to increased loan volumes and increases in the prime rate. As of September 30, 2006, there were approximately $33,909 or 21% of outstanding loans tied to prime that are adjustable immediately, with an additional $60,005 or 37% adjustable at longer intervals. Accordingly, the company generally benefits in the short term from rising interest rates.

Net Interest Income: Net interest income increased $244,000 to $2,467,000 for the quarter ended September 30, 2006 compared to $2,223,000 for the same period in 2005. The increase was attributed primarily to the increased volume in loans from 2005 compared to 2006. The cost of funds is also increasing due to higher deposit account rates and an increase in overnight borrowings from the Federal Home Loan Bank used to fund the spurt in loan growth. These funds will be re-paid with deposit growth and maturing securities.

Net interest income increased $917,000 to $7,072,000 for the nine months ended September 30, 2006 compared to $6,155,000 for the same period in 2005. The increase was attributed primarily to the increased volume in loans from 2005 compared to 2006 and the increases in the prime rate. The Company’s net interest margin increased from 4.85% at September 30, 2005 to 4.92% at September 30, 2006.

Provision for Credit Losses: The provision for credit losses increased $23,000 for the quarter ending September 30, 2006 compared to the quarter ending September 30, 2005. Likewise, the provision increased $53,000 to $207,000 from $154,000 for the nine-month period ending September 30, 2006 compared to September 30, 2005. The bank maintains an allowance for loan losses associated with the loan portfolio including all binding commitments to lend. We determine an adequate allowance through our ongoing quarterly loan quality assessments. We assess the estimated credit losses inherent in our loan portfolio by considering a number of elements including our risk rating of the loan portfolio; levels and trends in delinquencies and non-accruals; national and economic trends; specific industry conditions such as residential and commercial construction; concentrations of credit in specific industries; Bank regulatory examination results along with our own credit examinations and, recent loss experience in the portfolio. Based on its analysis, management deemed the allowance for credit losses of $1.8 million at September 30, 2006 (1.11% of outstanding loans) adequate to provide for probable losses. The allowance for credit losses was $1.6 million (1.26% of outstanding loans) at December 31, 2005. The allowance, as a percentage of loans, decreased as the composition of the loan portfolio changed. Commercial real estate and residential mortgage loans decreased from 67.05% of the bank portfolio to 66.62%.

Non-interest Income: Total non-interest income decreased $9,000 to $462,000 for the three months ended September 30, 2006 from $471,000 for the three months ended September 30, 2005, due to a $38,000 decrease in income from mortgage loan sales, a $16,000 decrease in service charge income and a decrease of $89,000 in miscellaneous other income. These decreases were offset by a gain on the sale of the former Auburn facility of $132,000. Mortgage loan originations have slowed due to the increase in interest rates.

Total non-interest income decreased $49,000 to $1,159,000 for the nine months ended September 30, 2006 from $1,208,000 for the nine months ended September 30, 2005, primarily due to a $54,000 decrease in income from mortgage loan sales, a decrease of $52,000 in service charge income and a decrease of other miscellaneous income of $87,000. As stated in the quarterly narrative these decreases were offset by a gain on the sale of the former Auburn facility of $132,000.

Non-interest Expense: Total non-interest expense increased $31,000 to $1,758,000 for the three months ended September 30, 2006 from $1,727,000 at September 30, 2005. Occupancy expense contributed $39,000 of the increase and other expense increased $28,000. Salaries and employee benefits and data processing expense decreased by $36,000 to offset the increase. The decrease in salaries and benefits for the three month period was attributed to an additional payroll in the three months ended September 30, 2005 as compared to September 30, 2006 due to bi-weekly pay periods.

Total non-interest expense increased $548,000 to $5,453,000 for the nine months ended September 30, 2006 from $4,905,000 at September 30, 2005. Salaries and benefits increased by $371,000 due to the addition of three full time equivalent staff positions and the implementation of an incentive program for the staff. Occupancy increased by $102,000 and data processing and other expense increased by $75,000 for the nine months ended September 30, 2006.

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

An analysis of liquidity should include a review of the changes that appear in the consolidated condensed statement of cash flows for the nine months ended September 30, 2006. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchase of securities, and the net change in loans. Financing activities present the cash flows associated with the Company’s deposit accounts, other borrowings, and sale of common stock.

The Company’s consolidated total of cash and due from banks, interest bearing deposits and federal funds sold decreased by $2.1 million from December 31, 2005.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2006, the Bank’s liquidity ratio including borrowing lines was 15.6%. The Bank maintains borrowing lines at the Federal Home Loan Bank of Seattle and other correspondents with available advances up to $74 million. As of September 30, 2006, there were advances on these lines of credit totaling $12.5 million. These funds will be re-paid with deposit growth and maturing securities.

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

The Bank’s primary investing activity is the origination of real estate, commercial, and consumer loans. At September 30, 2006, the Bank had loan commitments and undisbursed loans in process totaling $26 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2006 totaled $68.6 million. Historically, the Bank has been able to retain a significant amount of its certificates of deposit as they mature.

Federally insured national banks are required to maintain minimum levels of regulatory capital. Under current regulation, nationally chartered banks generally must maintain (a) a ratio of Tier 1 leverage capital of 4%, (b) a Tier 1 capital to risk weighted assets of at least 4% and (c) a ratio of total capital to risk weighted assets of at least 8%. At September 30, 2006, the Bank was considered well capitalized under the regulatory capital requirements.

The following table compares the Company’s regulatory capital ratios as of September 30, 2006 and December 31, 2005.

	Adequately Capitalized Standards	September 30, 2006	December 31, 2005
Tier 1 Leverage Ratio	4%	10.60%	10.71%
Tier 1 Risk Based Capital Ratio	4%	12.60%	14.70%
Total Risk Based Capital Ratio	8%	13.61%	15.81%

Key Financial Ratios: The following table represents key financial ratios as of September 30, 2006, December 31, 2005 and September 30, 2005:

	September 30, 2006	December 31, 2005	September 30, 2005
	(dollars in thousands)
Performance Ratios:
Return on average assets	1.12%	1.12%	1.15%
Return on average equity	11.35%	10.79%	11.01%
Net interest margin	4.92%	4.90%	4.85%
Efficiency ratio	65.91%	67.10%	66.53%

Asset Quality Ratios:
Non-performing loans	$89	$20	$21
Real Estate Owned	$—	$—	$—
Total non-performing assets	$89	$20	$21
Total non-performing assets to total assets	0.04%	0.01%	0.01%
Allowance for credit losses to non-performing assets	1996%	7845%	7257%

Asset Balance Sheet:
Average Total Loans	$143,095	$122,251	$122,329
Average Total Interest Earning Assets	$192,234	$171,636	$169,685
Average Total Assets	$209,021	$185,548	$182,716
Average Total Interest Bearing Deposits	$142,432	$131,765	$130,039
Average Shareholder’s Equity	$20,682	$19,347	$19,074

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2006, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2005. For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

MOUNTAIN BANK HOLDING COMPANY (Registrant)

Dated: November 2, 2006	/s/ Roy T. Brooks, President and CEO
Roy T. Brooks, President and CEO

Dated: November 2, 2006	/s/ Sheila Brumley, Chief Financial Officer
Sheila Brumley, Chief Financial Officer