Form 10-K
period 2006-12-31
MOUNTAIN BANK HOLDING CO
filed 2007-03-23
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006.

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

As of June 30, 2006, the aggregate market value of the 1,872,395 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes the 432,394 shares held by all directors and executive officers of the Registrant as a group, was $40,256,493. This figure is based on the last sale price of $21.50 per share of the Registrant’s Common Stock on June 30, 2006.

Number of shares of common stock outstanding as of February 28, 2007: 2,322,939

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on April 24, 2007 is incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

(ITEMS 1-4)

ITEM 1. BUSINESS

General

Mountain Bank Holding Company (“Mountain Bank Holding”) is a Washington corporation formed in 1993 primarily to hold all of the Common Stock of Mt. Rainier National Bank (“Mt. Rainier Bank”), a National Banking Association organized under the laws of the United States. Mt. Rainier Bank provides personal and commercial banking and related financial services at its main office located in Enumclaw, Washington, and from five branch offices located in Buckley, Black Diamond, Auburn, Maple Valley, and Sumner, Washington. Mt. Rainier Bank also provides loan services at a loan production office located in Federal Way, Washington. Mountain Bank Holding is regulated by the Federal Reserve Board (the “FRB”) under the Bank Holding Company Act of 1956, as amended. A bank holding company is generally defined as a company that has direct or indirect control of a bank. Mountain Bank Holding qualifies as a bank holding company because it owns one hundred percent (100%) of the outstanding securities of Mt. Rainier National Bank (Mt. Rainier Bank). At December 31, 2006, Mountain Bank Holding reported on a consolidated basis total assets of $229,910,000, total deposits of $204,296,000, and shareholders’ equity of $22,283,000.

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

The principal sources of Mt. Rainier Bank’s revenues are: (i) interest and fees on loans; (ii) deposit service charges; (iii) interest on deposits in other banks (generally on an overnight basis); (iv) gains on mortgages originated and sold to the secondary market; (v) interest on investments, and (vi) fees from sales of non-deposit investment products. Loans include short-to-medium-term commercial and consumer loans, including real estate loans, construction loans, operating loans and lines, equipment loans, automobile loans, recreational vehicle and truck loans, personal loans and lines of credit, home improvement and rehabilitation loans, and residential mortgage lending. Mt. Rainier Bank also offers safe deposit boxes, direct deposit of payroll and social security checks, automated teller machine access, debit cards, automatic drafts for various accounts, telephone banking, Internet banking and bill payment services. Mt. Rainier Bank has a night depository and an ATM, as well as drive-up services, at each of its branch offices.

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

Service Area

Mt. Rainier Bank’s primary service area is South King County and East Pierce County, including Enumclaw, Buckley, Black Diamond, Auburn, Maple Valley, Sumner, and Federal Way and surrounding communities. Enumclaw’s population is 11,220, having experienced 48% growth since 1990. Enumclaw is primarily considered a residential community, with most growth in single-family residences. The local economy is dependent upon the forest products industry, farming, and tourism. Buckley has experienced less growth with a population of 4,515. Buckley is a residential community with very little business growth in the past few years. Black Diamond has a current population of 4,080, up from 1,760 in 1990. Auburn is a larger community with a population of 48,955, up from 35,230 in 1990. Auburn has led the region in economic growth. Auburn leads

King County in job creation. Maple Valley has current population of 19,140, up from 10,500 in 1997 when it became a city. Sumner’s population has increased approximately 44% to 9,025. Federal Way has a growing population of approximately 85,800 people within the city limits. The city is home to world-class companies, as well as small businesses of all kinds, with the city boasting the second highest number of businesses in South King County.

Employees

As of December 31, 2006, Mountain Bank Holding employed a full-time President and CEO and a half-time Chief Financial Officer. As of the same date, Mt. Rainier Bank had 72 full-time-equivalent employees, including three Executive Officers. None of Mt. Rainier Bank’s employees is presently represented by a union or covered by a collective bargaining agreement. Mt. Rainier Bank considers its relationships with its employees to be good.

Competition

The banking business in Mt. Rainier Bank’s primary service area is highly competitive with respect to both loans and deposits. All the major out-of-state commercial banks that operate in Washington (including Bank of America, Key Bank, Wells Fargo and U.S. Bank) have a branch or branches within Mt. Rainier Bank’s primary service area. Among the advantages such major banks have are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to geographic regions of higher yield and demand. Such banks offer certain services which are not offered directly by Mt. Rainier Bank (but are offered indirectly through correspondent institutions); and, by virtue of their greater total capitalization (legal lending limits to an individual customer are based upon a percentage of a bank’s shareholder’s equity accounts) such banks have substantially higher lending limits than Mt. Rainier Bank.

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

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

AND INTEREST YIELDS

The following table sets forth the average balance sheets of Mountain Bank Holding for the past three years along with an analysis of interest income and expenses for each major category of interest earning assets and interest bearing liabilities, the average rate paid in each category, and net yield on earning assets. Average non-accrual loans were $39,000 in 2006, $24,000 in 2005 and $62,000 in 2004 and are included in average total loans. Loan fees of $986,000 in 2006, $728,000 in 2005 and $894,000 in 2004 are included in interest income.

	Year ended Dec. 31,
	2006			2005			2004
	Average Balance	Int Earned/ Expense	Annualized Yield/ Rate	Average Balance	Int Earned/ Expense	Annualized Yield/ Rate	Average Balance	Int Earned/ Expense	Annualized Yield/ Rate
	(dollars in thousands)
Assets
Interest and dividend earning assets:
Loans*	$148,410	$12,260	8.3%	$122,251	$9,309	7.6%	$109,439	$8,139	7.4%
Taxable Investments	40,808	1,583	3.9%	36,683	1,238	3.4%	36,323	1,130	3.1%
Non-taxable investments	3,260	111	3.4%	1,248	41	3.3%	235	8	3.4%
Federal funds sold	995	37	3.7%	1,841	91	4.9%	—	—	0.0%
Deposits in banks	2,476	100	4.0%	9,613	199	2.1%	11,465	127	1.1%

Total interest earning assets	195,949	14,091	7.2%	171,636	10,878	6.3%	157,462	9,404	6.0%

Non-interest earning assets:
Cash and due from banks	5,222			3,428			1,842
Premises and equipment	7,288			6,797			5,712
Other assets	6,215			5,163			4,831
Reserve for possible loan losses	(1,706)			(1,476)			(1,234)

Total assets	$212,968			$185,548			$168,613

Liabilities and shareholders’ equity
Interest bearing liabilities:
Interest bearing demand deposits	$53,554	808	1.5%	$57,753	658	1.1%	$53,980	568	1.1%
Savings	18,942	141	0.7%	18,235	136	0.7%	16,724	125	0.7%
Certificates of deposit	40,799	1,594	3.9%	33,285	929	2.8%	32,159	701	2.2%
Certificates of deposit over $100,000	33,346	1,470	4.4%	22,492	735	3.3%	20,848	535	2.6%

Total interest bearing deposits	146,641	4,013	2.7%	131,765	2,458	1.9%	123,711	1,929	1.6%
Federal funds purchased	9,226	507	5.5%	2	—	0.0%	—	—
Other borrowings	535	9	1.7%	416	7	1.7%	33	3	8.0%

Total interest bearing liabilities	156,402	4,529	2.9%	132,183	2,465	1.9%	123,744	1,932	1.6%

Non-interest bearing liabilities:
Demand deposits	33,189			32,480			26,200
Other liabilities	2,330			1,538			1,173
Shareholders’ equity	21,047			19,347			17,518

	$212,968			$185,548			$168,635

Net interest income		$9,562			$8,413			$7,472

Net interest margin			4.88%			4.90%			4.75%

*	Non-accrual loan interest is not included.

RATE/VOLUME ANALYSIS

The table below sets forth certain information regarding changes in interest income and interest expense of Mountain Bank Holding for the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rate (changes in rate multiplied by old average volume). The change in interest income and interest expense attributable to changes in both volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

	Year ended December 31,
	2006 Increase(Decease) Due to			2005 Increase(Decease) Due to
	Total	Volume	Yield	Total	Volume	Yield
	(in thousands)			(in thousands)
Interest and dividend income:
Loan portfolio	$2,951	$2,272	$679	$1,170	$981	$189
Taxable Investments	345	$76	$269	108	11	97
Non-taxable investments	70	$69	$1	33	33	—
Federal funds sold	(54)	$(54)	$—	91	91	—
Deposits in banks	(99)	$(209)	$110	72	(23)	95

All interest-earning assets	$3,213	$2,154	$1,059	$1,474	$1,093	$381

Interest expense:
Interest bearing demand	150	(51)	201	90	22	68
Savings	5	5	—	11	11	—
Certificates of deposit under $100,000	665	2	663	228	24	204
Certificates of deposit over $100,000	735	668	67	200	38	162

Total deposit accounts	$1,555	$624	$931	$529	$95	$434

Federal funds purchased	507	507	—	—	—	—
Other borrowings	2	2	—	4	8	(4)

Total interest bearing liabilities	$2,064	$1,133	$931	$533	$103	$430

Change in net interest income	$1,149	$1,021	$128	$941	$990	$(49)

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

Held to Maturity securities include debt securities that Mt. Rainier Bank has positive intent and ability to hold to maturity; these securities are reported at amortized cost. As of December 31, 2006, Mt. Rainier Bank held no securities as Held to Maturity.

Trading Securities include debt and equity securities that are purchased and held solely for the purpose of selling them in the short-term future for trading profits. Trading Securities are reported at fair market value with unrealized gains and losses included in earnings. As of December 31, 2006, Mt. Rainier Bank held no securities as Trading Securities.

Available for Sale securities include those that may be sold to implement Mt. Rainier Bank’s asset/liability management strategies, including responses to changes in interest rates, prepayment rates and similar factors. These securities are reported at fair market value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity. All of Mt. Rainier Bank’s investment securities at December 31, 2006 were classified as Available for Sale.

As a national bank and member of the Federal Reserve System, Mt. Rainier Bank is required to have $310,000 invested in Federal Reserve Bank Stock. As a requirement of being a member of the Federal Home Loan Bank of Seattle, Mt. Rainier Bank is required to keep $550,000 in stock. This portion of Mt. Rainier Bank’s investment portfolio is not liquid.

The following table sets forth the composition of the Mountain Bank Holding’s investment portfolio as of December 31 for the years indicated.

	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
US Treasury securities	$2,985	$2,968	$4,005	$3,976	$3,094	$3,087
US Government and agency securities	18,351	18,246	25,809	25,480	16,835	16,742
Mortgage Backed Securities	11,454	11,095	14,533	14,237	15,106	15,029
Municipal bonds	3,285	3,272	2,647	2,635	295	297
Corporate Bonds	—	—	186	185	2,268	2,287
Equity securities	60	60	60	60	60	60

Total	$36,135	$35,641	$47,240	$46,573	$37,658	$37,502

The investment portfolio at December 31, 2006, excluding equity securities was categorized by maturity as follows:

	(in thousands)

	December 31, 2006
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years
	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield
	(Dollars in Thousands)
Investment securities:
U.S. Treasury Securities	$1,001	6.25%	$1,967	3.56%	$—	—	$—	—
US Government and agency securities	14,771	3.38%	3,475	4.56%	—	—	—	—
Mortgage-backed securities	637	4.75%	10,458	4.58%	—	—	—	—
Municipal bonds*	—		737	3.87%	2,535	3.96%	—	—

	$16,409	3.61%	$16,637	4.42%	$2,535	3.96%	$—	—

*	tax equivalent yield

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

Mortgage-backed securities generally increase the quality of Mountain Bank Holding’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Mountain Bank Holding. At December 31, 2006, there were no mortgage-backed securities pledged to secure obligations of Mountain Bank Holding.

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

Lending Activities

The two main areas in which Mt. Rainier Bank has directed its lendable funds are real estate and commercial loans. At December 31, 2006, these categories accounted for approximately 80% and 18%, respectively, of Mt. Rainier Bank’s total loan portfolio. Mt. Rainier Bank’s major source of income is interest and fees charged on loans. Accordingly Mt. Rainier Bank has a significant concentration in real estate loans and is subject to any potential downturn in the real estate market.

In general, Mt. Rainier Bank is permitted by law to make loans to single borrowers in aggregate amounts of up to fifteen percent (15%) of Mt. Rainier Bank’s unimpaired capital and unimpaired surplus. Mt. Rainier Bank, on occasion, sells participations in loans when necessary to stay within lending limits or to otherwise limit Mt. Rainier Bank’s exposure. Mt. Rainier Bank’s goal is to reduce the risk of undue concentrations of loans to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2006, no such concentration exceeded 15% of Mt. Rainier Bank’s loan portfolio. Mt. Rainier Bank has no loans to customers in foreign countries. Its policy generally is to lend within Washington State, however Mt. Rainier Bank does have some loans to out-of-state borrowers.

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

Lending activities are conducted pursuant to a written Loan Policy, which has been adopted by the Board of Directors of Mt. Rainier Bank. Each loan officer has a defined lending authority. Regardless of lending authority, aggregate loans over $1,000,000 are approved by Mt. Rainier Bank’s Loan Committee, made up of the President and Credit Administrator of Mt. Rainier Bank and three directors and aggregate loans over $500,000 are reviewed by that committee.

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

	2006		2005		2004		2003		2002
	Amounts	Percent	Amounts	Percent	Amounts	Percent	Amounts	Percent	Amounts	Percent
	(In thousands)
Commercial and Agricultural	$29,591	17.70%	$24,025	19.32%	$26,918	22.26%	$21,526	21.80%	$20,510	24.93%
Real Estate:
Residential 1-4 family	17,305	10.35%	12,024	9.67%	9,833	8.13%	12,243	12.40%	13,516	16.43%
Commercial	91,991	55.04%	71,264	57.31%	67,077	55.47%	48,266	48.88%	36,875	44.83%
Construction and land development	23,999	14.36%	12,671	10.18%	11,696	9.67%	10,833	10.97%	5,602	6.81%
Consumer	4,262	2.55%	4,375	3.52%	5,408	4.47%	5,876	5.95%	5,758	7.00%

Total gross loans	$167,148	100.00%	$124,359	100.00%	$120,932	100.00%	$98,744	100.00%	$82,261	100.00%
Net deferred loan fees	$(361)		$(134)		$—		$—		$—

Total net loans	$166,787		$124,225		$120,932		$98,744		$82,261

The following table summarizes the scheduled contractual gross loan maturities for the Company’s total loan portfolio due for the periods indicated as of December 31, 2006. Adjustable rate loans are shown in the period in which loan principal payments are contractually due.

	Total	Less than one year		One to five years		Over 5 years
		Fixed	Variable	Fixed	Variable	Fixed	Variable
	(in thousands)
Commercial and Agricultural	$29,591	$1,937	$10,591	$15,076	$203	$1,784	$—
Real Estate:
Residential 1-4 family	17,305	430	2,976	4,958	1,151	7,790	—
Commercial	91,991	3,829	16,057	15,747	51,412	4,897	49
Construction and land development	23,999	4,455	19,504	40	—	—	—
Consumer	4,262	640	43	2,880	48	604	47

Total loans	$167,148	$11,291	$49,171	$38,701	$52,814	$15,075	$96

One- to Four-Family Residential Mortgage Lending. One- to four-family residential mortgage loan originations are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. At December 31, 2006, the Company’s one- to four-family residential mortgage loan portfolio totaled $17 million, or 10.16% of the Company’s total gross loan portfolio.

The Company originates one- to four-family residential mortgage loans with terms up to a maximum of 5-years, with the exception of the home equity program, which has a maximum maturity of 15-years, and with loan-to-value ratios up to 80% of the appraised value of the secured property. Residential loans generally do not include prepayment penalties.

In underwriting one to four-family residential real estate loans, the Company evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan. Independent fee appraisers approved by the Board of Directors appraise most properties securing real estate loans made by the Company. The Company generally requires borrowers to obtain title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan.

Commercial and Multi-Family Real Estate Lending. The Company engages in commercial and multi-family real estate lending in its primary market area and surrounding areas. At December 31, 2006, the Company’s commercial and multi-family real estate loan portfolio totaled $92 million, or 55.1% of the Company’s total gross loan portfolio. The loans are generally secured by properties located in the Company’s primary market area and surrounding areas.

Primarily apartment buildings, warehouse buildings, assisted living/retirement facilities, and office buildings secure the Company’s commercial and multi-family real estate loan portfolio. Commercial and multi-family real estate loans generally have terms that do not exceed 25 years, with 10 year call dates, 5 year rate adjustments, have loan-to-value ratios of up to 80% of the appraised value of the secured property, and are typically secured by personal guarantees of the borrowers. The Company has a variety of rate adjustment features and other terms in its commercial and multi-family real estate loan portfolio. Commercial and multi-family real estate loans provide for a margin over a number of different indices. In underwriting these loans, the Company currently analyzes the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. Independent appraisers perform appraisals on properties securing commercial real estate loans originated by the Company.

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

Construction, Land, and Land Development Lending. The Company makes construction, land and land development loans to individuals for the construction of their residences as well as to builders for the construction of one- to four-family residences and commercial and multi-family real estate. At December 31, 2006, the Company’s construction, land and land development loan portfolio totaled $24 million, or 14.4% of the Company’s total gross loan portfolio. Of the $24 million, approximately $3.7 million consists of land loans that may or may not be in development stages.

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

Construction loans on commercial and multi-family real estate projects may be secured by apartments, agricultural facilities, small office buildings, medical facilities, assisted living facilities, or other property, and are generally structured to be converted to permanent loans at the end of the construction phase, which generally runs up to 18 months. During the construction phase the borrower pays interest only. These loans generally provide for the payment of interest and loan fees from loan proceeds. All of these loans were performing in accordance with their terms at December 31, 2006.

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

Commercial and Agricultural Lending. The Company also originates commercial business loans and agricultural loans. Most of the Company’s commercial business loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies. The Company also originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, other farm related products and farm production loans. At December 31, 2006, $29.6 million, or 17.8% of the Company’s total gross loan portfolio was comprised of commercial business and agricultural loans.

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

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). Business assets and personal guarantees usually, but not always, secure the Company’s commercial business loans. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At December 31, 2006, none of the Company’s commercial business loan portfolio was non-performing.

Consumer Lending. The Company offers a variety of secured consumer loans, including home equity, home improvement, automobile, boat and loans secured by savings deposits. In addition, the Company offers other secured and unsecured consumer loans. The Company currently originates substantially all of its consumer loans in its primary market area and surrounding areas. At December 31, 2006, the Company’s consumer loan portfolio totaled $4.3 million, or 2.6% of its total gross loan portfolio.

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

RISK ELEMENTS—NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table sets forth information regarding non-performing loans of Mt. Rainier Bank on the dates indicated. Accrual of interest is discontinued when there is reasonable doubt as to the full, timely collection of interest or principal. When a loan becomes contractually past due 90 days with respect to interest or principal, it is reviewed and a determination is made as to whether it should be placed on non-accrual status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are estimated to be fully collectible as to principal and interest. At December 31, 2006, the Mt. Rainier Bank had no loans on non-accrual status.

At December 31, 2006, the company had $1,892,000 of loans that were internally classified as substandard for one or more reasons. None of these loans were past due 30 days or more at December 31, 2006. If these loans were deemed non-performing, the Company’s ratio of non-performing assets and restructured loans as a percent of total assets would have been .82% at December 31, 2006.

	2006	2005	2004	2003	2002
	(Dollars in thousands)
Restructured loans	$—	$—	$—	$—	$—

Nonaccrual loans:
Commercial	$—	$—	$—	$88	$88
Consumer	$—	$20	$—	$16	$—
Total nonaccrual loans	$—	$20	$—	$104	$88

Total foreclosed real estate loans(1)	$—	$—	$—	$140	$151

Accruing loans 90 days or more past due	$—	$—	$8	$—	$—

Total nonperforming assets and restructured loans	$—	$20	$8	$244	$239

Total nonperforming assets and restructured loans as a percent of total assets	0.00%	0.01%	0.00%	0.16%	0.17%

The following table sets forth the Company’s loan delinquencies by type, before the allowance for credit losses, by amount and by percentage of type at December 31, 2006.

Loans Delinquent For:
	30-59 days		60-89 days		90 days and over
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in thousands)
Commercial and agriculture	$—		$—		$—
Real Estate:
Residential 1-4 family	$—		$—		$—
Commercial	$—		$—		$—
Construction and land development	$402	1.68%	$—		$—
Consumer	$—		$—		$—

Total	$402	0.24%	$—	0.00%	$—	0.00%

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

Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for credit losses at the time of transfer. Management periodically updates valuations and if the value declines, a specific provision for losses on such property is established by a charge to operations. Mt. Rainier Bank had no foreclosed real estate at December 31, 2006.

The allowance for credit losses is estimated by management based on historical loss experience and known changes within the loan portfolio at the measurement date. The provision that is charged to income is the amount needed to maintain an adequate allowance for credit losses. The allowance for credit losses at December 31, 2006 was $1,846,000 or 1.11% of loans outstanding. The allowance for credit losses at year-end 2005 was $1,569,000 or 1.28% of loans outstanding. The following table presents data related to Mt. Rainier Bank’s allowance for credit losses as of December 31 for the years indicated.

	2006	2005	2004	2003	2002
	(Dollars in thousands)
Allowance for loan losses
(beginning of period)	$1,569	$1,376	$1,101	$852	$753

Loans charged off:
Commercial and agricultural	—	—	9	101	10
Real estate construction	—	—	—	—	—
Real estate mortgage	—	—	—	—	221
Consumer	—	6	10	41	47

Total	—	6	19	142	278

Recoveries of loans previously charged off:
Commercial and agricultural	0	0	16	3	10
Real estate construction	0	0	0	0	0
Real estate mortgage	0	0	0	0	0
Consumer	1	0	2	3	7

Total	1	0	18	6	17

Net loans charged off	(1)	6	1	136	261

Provision for possible loan losses	276	199	276	385	360

Allowance for possible loan losses

(end of period)	$1,846	$1,569	$1,376	$1,101	$852

Loans outstanding:
Average	$148,410	$122,251	$109,439	$91,351	$74,940
End of period	166,431	122,435	120,403	98,744	82,261
Ratio of allowance for loan loss to total loans outstanding
Average	1.24%	1.28%	1.26%	1.21%	1.14%
End of period	1.11%	1.28%	1.14%	1.12%	1.04%
Ratio of net charge-offs to average loans outstanding	0.00%	0.00%	0.00%	0.15%	0.35%

Allocation of Loan Loss By Loan Classification

	12/31/2006		12/31/2005		12/31/2004		12/31/2003		12/31/2002
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial and agricultural	$352	17.70%	$367	19.32%	$370	22.26%	$294	21.80%	$246	24.93%
Real estate construction	202	14.36%	94	10.18%	80	9.67%	74	10.97%	30	6.81%
Real estate mortgage	1,178	65.39%	1,003	66.98%	816	63.60%	622	61.28%	459	61.26%
Consumer	114	2.55%	105	3.52%	110	4.47%	111	5.95%	117	7.00%
Unallocated	—	0.00%	—	0.00%	—	0.00%	—	0.00%	0	0.00%

Total loans	$1,846	100.00%	$1,569	100.00%	$1,376	100.00%	$1,101	100.00%	$852	100.00%

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

During 2006, the loan loss allocations by category were adjusted to reflect the overall changes as they affect percentages in each pool of loans categorized by the bank’s Loan Loss Reserve Analysis. By this method, the allowance for consumer loans, as a percentage of overall loans decreased from 3.52% to 2.55% and the allowance for commercial and agriculture loans decreased from 19.32% to 17.70% as of December 31, 2006. During this same period, the allowance for real estate secured loans increased from 77.16% to 79.75% of the bank’s allowance. The fundamental process for calculating the bank’s loan loss allocation requirements remained unchanged during this accounting period.

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

Potential problem loans are loans included on the watch list presented to the Board of Directors but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. At December 31, 2006, 2005, 2004, 2003 and 2002, special mention, substandard, and doubtful classifications were as follows:

	2006	2005	2004	2003	2002
	(in thousands)
Special mention	$505	$1,162	$2,000	$978	$763
Substandard	1,892	580	923	759	532
Doubtful	—	—	—	—	—

Total Classified	$2,397	$1,742	$2,923	$1,737	$1,295

Total classifications include those loans that have been adversely classified by bank regulators and the Company’s internal loan review department. These amounts include non-accrual and impaired loans. Mountain Bank Holding continues to monitor its loan portfolio for adverse changes in specific types of loans and overall.

Mountain Bank Holding’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Mt. Rainier Bank’s primary regulators in the course of its regulatory examinations, which can order the establishment of additional general or specific loss allowances. There can be no assurance that regulators, in reviewing Mt. Rainier Bank’s loan portfolio, will not request the bank to materially increase its allowance for credit losses. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

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

	2006		2005		2004
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest bearing demand deposits	$33,189	0%	$32,480	0%	$26,200	0%
Interest-bearing demand deposits	53,554	1.5%	57,753	1.1%	53,980	1.1%
Savings deposits	18,942	0.7%	18,235	0.7%	16,724	0.7%
Time deposits under $100,000	40,799	3.9%	33,285	2.8%	32,159	2.2%
Time deposits over $100,000	33,346	4.4%	22,492	3.3%	20,848	2.6%

Total	$179,830	2.7%	$164,245	1.9%	$149,911	1.6%

	2006		2005		2004
	Actual Amounts	Percentage Total Deposits	Actual Amounts	Percentage Total Deposits	Actual Amounts	Percentage Total Deposits
	(Dollars in thousands)
Non-interest bearing demand deposits	$33,926	16.61%	$33,298	19.38%	$28,984	18.39%
Interest-bearing demand deposits	55,764	27.29%	57,866	33.68%	58,059	36.84%
Savings deposits	17,133	8.39%	19,654	11.44%	16,241	10.31%
Time deposits under $100,000	47,239	23.12%	35,244	20.51%	30,830	19.56%
Time deposits over $100,000	50,234	24.59%	25,751	14.99%	23,486	14.90%

Total	$204,296	100.00%	$171,813	100.00%	$157,600	100.00%

At December 31, 2006 the scheduled maturities of certificates of deposits were:

	$100,000 or more	Less than $100,000
Three months or less	$5,679	$7,681
Three months through six months	10,423	11,721
Six months though twelve months	29,192	22,077
Over twelve months	4,940	5,760

Total	$50,234	$47,239

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

RETURN ON EQUITY AND ASSETS

The following table sets forth certain ratios related to the Company for the periods indicated.

	Year ended December 31
	2006	2005	2004
			(As Restated)
Return on assets (1)	1.02%	1.12%	0.84%
Return on equity (2)	10.32%	10.79%	8.09%
Dividend payout ratio (3)	19.15%	16.48%	14.49%
Average equity to average assets	9.88%	10.43%	10.63%

(1)	Net income divided by average total assets
(2)	Net income divided by average equity
(3)	Dividends declared per share divided by net income per share

The following table represents short term borrowings for the years ended,

	2006		2005		2004
	Amount Outstanding	Maximum Amounts	Amount Outstanding	Maximum Amounts	Amount Outstanding	Maximum Amounts
	(Dollars in thousands)
Repurchase agreements	$516	$963	$470	$1,086	$—	$—

	2006		2005		2004
	Average Outstanding	Weighted Rate	Average Outstanding	Weighted Rate	Average Outstanding	Weighted Rate
	(Dollars in thousands)
Repurchase agreements	$523	1.45%	$386	1.05%	$—	—

SUPERVISION AND REGULATION

The following discussion describes elements of the extensive regulatory framework applicable to Mountain Bank Holding Company (the “Company”) and Mt. Rainier Bank (the “Bank”). This regulatory framework is primarily designed for the protection of depositors, federal deposit insurance funds and the banking system as a whole, rather than specifically for the protection of shareholders. Due to the breadth of this regulatory framework, our costs of compliance continue to increase in order to monitor and satisfy these requirements.

To the extent that this section describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. These statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to us, including interpretation or implementation thereof, could have a material effect on our business or operations.

Mountain Bank Holding Company

General

The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended (“BHCA”), and is therefore subject to regulation, supervision and examination by the Federal Reserve. The Company must file reports with and provide the Federal Reserve such additional information as it may require.

Bank Holding Company Regulation

In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. Bank holding companies must obtain the Federal Reserve Board’s approval before they (i) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank; (ii) merge or consolidate with another bank holding company; or (iii) acquire substantially all of the assets of any additional banks.

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

Control of Nonbanks. With some exceptions, the BHCA prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

Control Transactions. The Change in Bank Control Act of 1978 requires a person (or group of persons acting in concert) acquiring “control” of a bank holding company to provide the Federal Reserve Board with prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve Board will issue a notice approving or disapproving the proposed acquisition.

Support of Subsidiary Banks. Under Federal Reserve policy, the Company is expected to act as a source of financial and managerial strength to the Bank. This means that the Company is required to commit, as necessary, resources to support the Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

Transactions with Affiliates

The Company and the Bank are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Subsidiary banks of a bank holding company are subject to certain regulations on extensions of credit to the holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.

Tying Arrangements

We are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor its subsidiaries may condition an extension of credit to a customer on either (i) a requirement that the customer obtain additional services provided by us; or (ii) an agreement by the customer to refrain from obtaining other services from a competitor.

State Law Restrictions

As a Washington corporation, we may be subject to certain limitations and restrictions under applicable Washington corporate law. For example, state law restrictions in Washington include limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records and minutes, and observance of certain corporate formalities.

Mt. Rainier National Bank

General

Mt. Rainier Bank, as a national banking association, is subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”). The federal laws that apply to Mt. Rainier Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature, amount of, and collateral for loans. In addition, although Mt. Rainier Bank is primarily regulated by the OCC, Washington law may affect certain activities of the Bank.

Community Reinvestment Act. The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the OCC evaluate the record of the Bank in meeting the credit needs of its local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of the Bank. A bank’s community reinvestment record is also considered by the OCC in evaluating mergers, acquisitions, and applications to open a branch or facility.

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are at least as stringent, as those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions.

Safety and Soundness Standards. Federal law imposes certain non-capital safety and soundness standards upon banks. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) relaxed prior interstate branching restrictions under federal law by permitting nationwide interstate banking and branching under certain circumstances. Generally, bank holding companies may purchase banks in any state and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has “opted out.” The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal banking agency regulations prohibit banks from using their interstate branches primarily for deposit production and the federal banking agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Washington has “opted in” to the Interstate Act and allows in-state banks to merge with out-of-state banks subject to certain aging requirements. Washington law generally authorizes the acquisition of an in-state bank by an out-of-state bank by merger with a Washington financial institution that has been in existence for at least 5 years prior to the acquisition. Under Washington law, an out-of-state bank may, subject to the Department of Financial Institutions’ approval, open de novo branches in Washington or acquire an in-state branch so long as the home state of the out-of-state bank has reciprocal laws with respect to de novo branching or branch acquisitions.

Deposit Insurance

In February 2006, the President signed federal deposit insurance reform legislation. The legislation (i) required the FDIC to merge the Bank Insurance Fund and the Savings Association Insurance Fund into a newly created Deposit Insurance Fund, which was completed in 2006; (ii) increases the amount of deposit insurance coverage for retirement accounts; (iii) allows for deposit insurance coverage on individual accounts to be indexed for inflation starting in 2010; (iv) provides the FDIC more flexibility in setting and imposing deposit insurance assessments; and (v) provides eligible institutions credits on future assessments.

The Bank’s deposits are currently insured to a maximum of $100,000 per depositor through the Deposit Insurance Fund. The Bank is required to pay deposit insurance premiums, which are assessed and paid regularly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

Dividends

The principal source of Mountain Bank Holding’s cash is dividends received from Mt. Rainier Bank, which are subject to government regulation and limitations. The Financial Services Regulatory Relief Act of 2006 simplified dividend calculations for national banks. Generally, a national bank can pay dividends out of its undivided profits, except that the payment of dividends during any calendar year in excess of an amount equal to the sum of the total of the net income of the bank for that year and the retained net income of the bank for the preceding two years, less any required transfers, must be approved by the OCC.

Capital Adequacy

Regulatory Capital Guidelines. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

Tier I and Tier II Capital. Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common stockholders’ equity, surplus and undivided profits. Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments, and subordinated debt. The sum of Tier I capital and Tier II capital represents an institution’s total capital. The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital.

Risk-based Capital Ratios. The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk-weighted assets. The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution’s risk-weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4% and a minimum total risk-based ratio of 8%.

Leverage Ratio. The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of average total assets, less intangibles. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators expect an additional cushion of at least 1% to 2%.

Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.” Institutions that are “undercapitalized” or lower are subject to certain mandatory supervisory corrective actions.

In 2006, the federal bank regulatory agencies provided notice of proposed rulemaking that would change the existing risk-based capital framework by enhancing its risk sensitivity. Whether such revisions are implemented or what effect they might have on the Company or the Bank cannot be predicted at this time, but we do not expect our operations to be significantly impacted.

Other Significant Federal Laws and Regulations

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Act”) addresses, among other things, corporate governance, auditing and accounting, enhanced and timely disclosure of corporate information, and penalties for non-compliance. Generally, the Act (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes specific and enhanced corporate disclosure requirements; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; (iv) requires companies to adopt and disclose information about corporate governance practices, including whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert;” and (v) requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

To deter wrongdoing, the Act: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

As a publicly reporting company, we are subject to the requirements of the Act and related rules and regulations issued by the SEC. After enactment, we updated our policies and procedures to comply with the Act’s requirements and have found that such compliance, including compliance with Section 404 of the Act relating to management control over financial reporting, has resulted in significant additional expense for the Company. We anticipate that we will continue to incur such additional expense in our ongoing compliance.

USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, intended to combat terrorism, was renewed with certain amendments in 2006 (the “Patriot Act”). Certain provisions of the Patriot Act were made permanent and other sections are now subject to extended “sunset” provisions. The Patriot Act, in relevant part, (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records. While the Patriot Act has had minimal affect on our record keeping and reporting expenses, we do not believe that the renewal and amendment will have a material adverse effect on our business or operations.

Financial Services Modernization. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 brought about significant changes to the laws affecting banks and bank holding companies. Generally, the Act (i) repeals the historical restrictions on preventing banks from affiliating with securities firms; (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies; (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies; (iv) provides an enhanced framework for protecting the privacy of consumer information and requires notification to consumers of bank privacy policies; and (v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. Bank holding companies that qualify and elect to become financial holding companies can engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities underwriting activities.

Financial Services Regulator Relief Act of 2006. In October 2006, the President signed the Financial Services Regulatory Relief Act of 2006 into law (the “ Relief Act”). The Relief Act amends several existing banking laws and regulations, eliminates some unnecessary and overly burdensome regulations of depository institutions and clarifies several existing regulations. The Relief Act, among other things, (i) authorizes the Federal Reserve Board to set reserve ratios; (ii) amends national bank regulations relating to shareholder voting and granting of dividends; (iii) amends several provisions relating to loans to insiders, regulatory applications, privacy notices, and golden parachute payments; and (iv) expands and clarifies the enforcement authority of federal banking regulators. While it is too soon to predict the impact this legislation may have on us, we do not expect that our business, expenses, or operations will be significantly impacted.

Regulatory Oversight and Examination

The Federal Reserve conducts periodic inspections of bank holding companies, which are performed both onsite and offsite. The supervisory objectives of the inspection program are to ascertain whether the financial strength of the bank holding company is being maintained on an ongoing basis and to determine the effects or consequences of transactions between a holding company or its non-banking subsidiaries and its subsidiary banks. For holding companies under $10 billion in assets, the inspection type and frequency varies depending on asset size, complexity of the organization, and the holding company’s rating at its last inspection.

Banks are subject to periodic examinations by their primary regulators. Bank examinations have evolved from reliance on transaction testing in assessing a bank’s condition to a risk-focused approach. These examinations are extensive and cover the entire breadth of operations of the bank. Generally, safety and soundness examinations occur on an 18-month cycle for banks under $500 million in total assets that are well capitalized and without regulatory issues, and 12-months otherwise. Examinations alternate between the federal and state bank regulatory agency or may occur on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examinations. However, the examination authority of the Federal Reserve and the FDIC allows them to examine supervised banks as frequently as deemed necessary based on the condition of the bank or as a result of certain triggering events.

Effects of Government Monetary Policy

Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal

Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. We cannot predict with certainty the nature and impact of future changes in monetary policies on Mountain Bank Holding and Mt. Rainier Bank.

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

On November 16, 1998, Mt. Rainier Bank opened its Auburn Branch located at 1436 Auburn Way So, Auburn, Washington. This branch was relocated on September 17, 2005 to 2041 Auburn Way No, Auburn, Washington. The facility has approximately 4,850 square feet. The Company sold the property located at 1436 Auburn Way So, in Auburn, Washington in 2006 and received a gain on the sale in the amount of $133,000.

On April 5, 2002, Mt. Rainier Bank opened its Maple Valley Branch located at 23924 225th Way SE in Maple Valley, Washington. The facility has approximately 3,287 square feet.

On March 26, 2003, Mt. Rainier Bank opened its Sumner Branch located at 15104 E. Main St. in Sumner, Washington. The facility has approximately 3,768 square feet.

On March 15, 2004, Mt. Rainier Bank opened a loan production office in Federal Way, Washington. The office is a leased facility with approximately 1,000 square feet. On July 6, 2005, Mt. Rainier Bank purchased property at 33515 9th Avenue South in Federal Way, Washington. The property is approximately 40,000 square feet. The Company is in the process of constructing a full service facility and intends to close the loan production office and relocate the staff to the full service branch upon completion. Estimated completion of the new facility is April 15, 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2006, no matters were submitted to the security holders through the solicitation of proxies or otherwise.

PART II

(Items 5-9)

ITEM 5.	MARKET FOR REGISTERANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Period	# of Shares Traded	Price Range
2005
1st Quarter	6,170	$15.50 to $16.50
2nd Quarter	8,993	$15.00 to $17.00
3rd Quarter	15,276	$16.50 to $18.00
4th Quarter	7,196	$17.50 to $19.00

2006
1st Quarter	5,665	$19.00 to $20.00
2nd Quarter	3,535	$20.00 to $21.50
3rd Quarter	10,400	$21.50 to $24.00
4th Quarter	13,901	$24.00 to $25.00

The price information was obtained from Mt. Rainier Bank acting as transfer agent for Mountain Bank Holding.

The information contained in the following chart entitled “Stock Performance Graph” is not considered to be “soliciting material”, or “filed”, or incorporated by reference in any past or future filing by Mountain Bank Holding under the Securities and Exchange Act of 1934 or the Securities Act of 1933 unless and only to the extent that Mountain Bank Holding specifically incorporates it by reference.

Mountain Bank Holding Company

Stock Performance Graph

As of December 31, 2006, there were 2,307,389 shares of Mountain Bank Holding Company common stock issued and outstanding.

At December 31, 2006, stock options for 155,875 shares of Mountain Bank Holding Company common stock were outstanding. See Note 10 of the audited financial statements for additional information.

Number of Equity Holders

As of January 31, 2007, there were 1,183 shareholders of record of Mountain Bank Holding’s common stock.

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

On March 1, 2006, the Company paid a cash dividend in the amount of $.18 per share to be paid to shareholders of record as of February 1, 2006.

On January 16, 2007, the Board of Directors approved a cash dividend in the amount of $.20 per share to be paid to shareholders of record as of February 1, 2007.

EQUITY COMPENSATION PLAN INFORMATION

	Year Ended December 31, 2006
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding shares reflected in Column (a))
	(a)	(b)	(c) (1)
Equity compensation plans approved by security holders (2)	155,875	$10.68	35,422
Equity compensation plans not approved by security holders	-0-	$0	-0-

Total	155,875	$10.68	35,422

1)	Includes 18,797 shares available for issuance under the company’s employee stock purchase plan as of December 31, 2006.
2)	The material terms of the equity compensation plans are described in footnote 10 to the Company’s Audited Financial Statements filed as a part of this report.

ITEM 6. SELECTED FINANCIAL DATA

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Income Statement Data
Interest income	$14,091	$10,878	$9,404	$8,457	$8,169
Interest expense	$4,529	$2,465	$1,932	$1,921	$2,563
Net interest income	$9,562	$8,413	$7,472	$6,536	$5,606
Provision for credit losses	$276	$199	$276	$385	$360
Net interest income after provision	$9,286	$8,214	$7,196	$6,151	$5,246
Non-interest income	$1,476	$1,559	$1,245	$1,615	$1,351
Non-interest expense	$7,585	$6,705	$6,398	$6,000	$5,156
Income before income taxes	$3,177	$3,068	$2,043	$1,766	$1,441
Income taxes	$1,005	$981	$625	$544	$426
Net income	$2,172	$2,087	$1,418	$1,222	$1,015

Per Share Data
Net income—basic	$0.94	$0.91	$0.64	$0.57	$0.48
Net income—diluted	$0.91	$0.88	$0.62	$0.55	$0.46
Cash dividends declared	$0.18	$0.15	$0.10	$0.00	$0.00
Book value per share	$9.66	$8.82	$8.21	$7.63	$7.18

Balance Sheet Data
Assets	$229,910	$194,524	$177,645	$156,425	$143,174
Loans, net	$164,585	$120,866	$119,027	$97,643	$81,409
Securities	$35,641	$46,573	$37,502	$32,290	$29,562
Deposits	$204,296	$171,813	$157,600	$138,775	$127,011
Shareholders’ equity	$22,283	$20,299	$18,568	$16,604	$15,404
Shares outstanding	2,307,389	2,302,741	2,260,968	2,176,677	2,146,813

Performance Ratios
Return on average assets	1.02%	1.12%	0.84%	0.82%	0.78%
Return on average equity	10.32%	10.79%	8.09%	7.67%	7.14%
Equity to assets	9.88%	10.44%	10.45%	10.61%	10.76%
Net interest margin	4.88%	4.90%	4.75%	4.70%	4.60%
Efficiency ratio	68.35%	67.10%	73.48%	73.54%	74.32%
Allowance for credit losses to loans	1.11%	1.28%	1.14%	1.12%	1.04%

Asset Quality Ratios
Net charge-offs to average loans outstanding	0.00%	0.00%	0.00%	0.15%	0.35%
Non-performing loans to period-end loans	0.00%	0.02%	0.00%	0.11%	0.11%
Non-performing assets to total assets	0.00%	0.01%	0.00%	0.16%	0.17%

Capital and Liquidity Ratios
Risk-based:
Tier 1 capital	12.36%	14.70%	13.70%	14.08%	12.97%
Total capital	13.37%	15.81%	14.71%	15.02%	13.70%
Average loans to average deposits	82.53%	74.43%	73.01%	69.52%	64.61%
Average shares outstanding:
Basic	2,304,347	2,288,320	2,229,061	2,155,914	2,111,819
Diluted	2,378,836	2,338,440	2,298,897	2,240,437	2,195,058

	2006	% of Change	2005	% of Change	2004
Total Assets	$229,910	18.19%	$194,524	9.50%	$177,645

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Information Regarding Segment Reporting

We currently operate our business in three reportable segments, Community Banking, Mt. Rainier Mortgage and Other. Please refer to Note 22 of our consolidated financial statement for financial information.

Corporate Developments in Fiscal 2006

On March 1, 2006, Mountain Bank Holding paid a cash dividend of $.18 per share to shareholders of record on February 1, 2006. The total amount of the dividend was $414,000.

In October, 2006, Mt. Rainier Bank began construction of a full service facility on the property located at 33515 9th Avenue South in Federal Way, Washington.

The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and changes therein and results of operations for Mountain Bank Holding and Mt. Rainier Bank for the years ended December 31, 2006, 2005 and 2004.

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

Comparison of Financial Condition at December 31, 2006, 2005 and 2004

	December 31,
	2006	Amount of Change	Percent of Change	2005	Amount of Change	Percent of Change	2004
	(Dollars in thousands)
Cash and deposits in other banks	$9,374	$2,000	27.12%	$7,374	$(1,175)	-13.74%	$8,549
Fed funds sold	5,292	1,645	45.11%	3,647	$3,647	100.00%	—
Investments:
US Treasury	2,968	(1,008)	-25.35%	3,976	889	28.80%	3,087
U.S. Government and agency securities	18,246	(7,234)	-28.39%	25,480	8,738	52.19%	16,742
Mortgage backed securities	11,095	(3,142)	-22.07%	14,237	(792)	-5.27%	15,029
Corporate, municipal and equity securities	3,332	452	15.69%	2,880	236	8.93%	2,644
Loans:
Loans held for sale	356	(1,434)	-80.11%	1,790	1,261	238.37%	529
Commercial and agriculture	29,591	5,566	23.17%	24,025	(2,893)	-10.75%	26,918
Real estate	132,939	38,770	41.17%	94,169	6,092	6.92%	88,077
Consumer	4,262	(113)	-2.58%	4,375	(1,033)	-19.10%	5,408
Net deferred loan fees	(361)	(227)	169.40%	(134)	(134)	100.00%	—
Provision for credit losses	(1,846)	(277)	17.65%	(1,569)	(193)	14.03%	(1,376)
Premises and equipment	7,088	(487)	-6.43%	7,575	1,381	22.30%	6,194
Other assets	7,574	875	13.06%	6,699	855	14.63%	5,844

Total Assets	$229,910	$35,386	18.19%	$194,524	$16,879	9.50%	$177,645

Deposits:
Non-interest bearing deposits	$33,926	$628	1.89%	$33,298	$4,314	14.88%	$28,984
Interest bearing deposits	170,370	31,855	23.00%	138,515	9,899	7.70%	128,616
Other liabilities	3,331	919	38.10%	2,412	936	63.41%	1,476
Shareholders Equity	22,283	1,984	9.77%	20,299	1,730	9.32%	18,569

Total liabilities and shareholders equity	$229,910	$35,386	18.19%	$194,524	$16,879	9.50%	$177,645

Total Assets: The increase in total assets in 2006 was attributed to an increase in cash, deposits in banks and federal funds sold of $3,645,000 and an increase in net loans receivable of $42,285,000, which was funded with maturing securities and an increase in total deposits of $32,483,000. The increase in total assets in 2005 was due primarily to an increase in securities available for sale of $9,071,000, an increase in cash, deposits in banks and federal funds sold of $2,472,000 and an increase in net loans receivable of $3,100,000, which was funded primarily by an increase in total deposits of $14,213,000 from current and new banking customers.

Cash and deposits in other banks: The increase of $2,000,000 in 2006 was attributed to maturing securities and an increase in total deposits. The increase in 2005 of $2,472,000 was funded by an increase in total deposits.

Investment Portfolio: The decrease in the investment portfolio in 2006 was attributed to maturities that were used to fund loan growth which provides a higher yield. In 2005 securities available for sale increased by $9,071,000. $8,738,000 of the increase was invested in US government sponsored agencies. Corporate maturities were redeployed into municipal securities.

Loans Receivable and Loans Held For Sale, net of allowance for credit losses: In 2006, loans increased $42,285,000. Though loan totals in all major lending areas improved, growth was primarily attributed to increases in demand for commercial and other real estate loans along with commercial business loans. Loan demand and growth rebounded in 2006 and was especially robust for the bank’s Maple Valley, Federal Way, Auburn and Enumclaw branches.

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

Deposits: In 2006, interest bearing deposits increased $31,855,000 and non-interest bearing deposits increased $628,000. The Federal Reserve rate increases in 2006 moved deposit rates upward which helped spur interest bearing deposit growth. The bank promoted certificate of deposits programs throughout the year in an effort to increase deposits. As illustrated in the above table, interest bearing deposits increased $9,899,000 and non-interest bearing increased $4,314,000 in 2005. The Buckley location increased deposits by $3,000,000 and the Black Diamond branch increased by approximately $5,800,000. The Bank opened over 3,000 accounts each year, from existing and new customers, which contributed to the deposit growth.

Shareholders’ Equity: Total shareholders equity of $22,283,000 increased $1,984,000. The increase was attributed to net income of $2,172,000, an increase in other comprehensive income of $115,000, the exercise of stock options and the purchase of stock under the employee stock purchase plan totaling $51,000, SFAS 123(R) stock option compensation expense offset of $60,000 and offset by the dividend payment of $414,000. In 2005, total shareholders equity increased by $1,730,000 to a total of $20,299,000. The increase reflected net income of $2,087,000 and the exercise of stock options, offset by the payment of dividends and a decrease in other comprehensive income.

Comparison of Operating Results for Years Ended December 31, 2006, 2005 and 2004

	December 31,
	2006	Amount of Change	Percent of Change	2005	Amount of Change	Percent of Change	2004
	(Dollars in thousands)
Net interest income	$9,562	$1,149	13.66%	$8,413	$941	12.59%	$7,472
Provision for credit losses	276	77	38.69%	199	(77)	-27.90%	276
Net interest income after provision for credit losses	9,286	1,072	13.05%	8,214	1,018	14.15%	7,196

Non-interest income:
Service charges	492	(70)	-12.46%	562	(19)	-3.27%	581
Gains on mortgage loans sold	412	(73)	-15.05%	485	234	93.23%	251
Gains on sales of securities available for sale, net	—	—	0.00%	—	(14)	-100.00%	14
Gains on sales of premises and equipment	137	137	100.00%	—	—	0.00%	—
Income on bank owned life insurance	164	13	8.61%	151	(2)	-1.31%	153
Other	271	(90)	-24.93%	361	115	46.75%	246

Non-interest expense:
Salaries and employee benefits	4,839	687	16.55%	4,152	122	3.03%	4,030
Occupancy and equipment expense	1,027	130	14.49%	897	(4)	-0.44%	901
Other expense	1,719	63	3.80%	1,656	189	12.88%	1,467

Income before taxes	3,177	109	3.55%	3,068	1,025	50.17%	2,043

Income taxes	1,005	24	2.45%	981	356	56.96%	625

Net income	$2,172	$85	4.07%	$2,087	$669	47.18%	$1,418

Net Income: Net income for 2006 was $2,172,000 or $.91 per diluted share ($.94 per basic share). This reflected an increase of $85,000 or 4.07%. The increase was attributed to net interest income offset by non-interest expense. Net income for 2005 was $2,087,000 or $.88 per diluted share ($.91 per basic share) compared to $1,418,000 or $.62 per diluted share ($.64 per basic share) in 2004. This reflected an increase of $47.2% over 2004. The higher income was attributed to the increase in the bank’s net interest margin from 4.8% in 2004 to 4.9% in 2005, and an increase in gains on mortgage loans sold.

Net Interest Income: Net interest income increased $1,149,000 primarily due to an increase in the yield on earning assets by .9%. Net interest margin decreased slightly by .02%. Loans increased at a higher rate than deposits increasing the loan to deposit ratio from 72% at year end 2005 to 82% at year end 2006. In 2005 average-earning assets increased to $171,636,000 from $157,462,000, which represented a 9.00% increase and the yield on average earning assets increased from 6.0% to 6.3% or 30 basis points. Based on the bank’s asset liability model, we are asset sensitive, which means that our assets re-price faster than our liabilities. In periods of rising interest rates, such as we have experienced in 2005 our net interest margin increases until we re-price our liabilities. Average interest bearing liabilities increased only $8,054,000 or 6.51% with the yield on interest bearing liabilities increasing from 1.6% to 1.9%. Mt. Rainier Bank’s net interest margin increased from 4.8% in 2004 to 4.9% in 2005.

Provision for Credit Losses: For the years ended December 31, 2006, 2005 and 2004, net charge-offs/(recoveries) were $(1,000), $6,000 and $1,000 respectively. The provision for credit losses is determined by management based on the factors and processes described above under “BUSINESS—Credit Risk Management and Allowance for Credit Losses.” The total allowance for credit losses increased $277,000 to $1,846,000 at

December 31, 2006 from $1,569,000 at December 31, 2005. The increased level of allowance for credit losses was primarily due to the growth in the loan portfolio and changes in the local economic expectations.

Non-Interest Income: In 2006, non interest income decreased $83,000. Service charges were down by $70,000 and gains on mortgage loans sold decreased $73,000. The rise in interest rates on mortgage loans slowed the refinance demand which accounted for a substantial portion of the loans in 2005. Non-interest income for 2005 increased by $314,000 to $1,559,000 from $1,245,000. The gain on mortgage loans sold accounted for $234,000 of the increase. In 2005, Mt. Rainier Bank sold the credit card portfolio for a gain of $66,000 that also accounted for a portion of the increase.

Non-Interest Expense: In 2006, non interest expense increased $880,000. Salaries and employee benefits accounted for $687,000 of the increase. The increase was attributed primarily to an increase of two full time equivalent positions, an increase in the incentive bonus plans of $204,000, an increase in benefit plans of $130,000, a decrease in deferred employee costs of $84,000 and the addition of SFAS 123 (R) stock option expense totaling $60,000. Occupancy and equipment expense increased by $130,000 related to the relocation of the Auburn branch to a larger facility. Other expense increased only slightly at $63,000. In 2005, salary and benefit increases were primarily due to the addition of three full time equivalent staff positions, an increase in commissions on mortgage loans and an increase in employee benefit costs, offset by the deferral of compensation expense with regards to FAS 91.

	2006		2005		2004
	Amount	% of Average Assets	Amount	% of Average Assets	Amount	% of Average Assets
Salaries and employee benefits	$4,839	2.27%	$4,152	2.24%	$4,030	2.39%
Occupancy expenses	458	0.22%	414	0.22%	373	0.22%
Furniture and equipment	569	0.27%	483	0.26%	528	0.31%
Advertising	45	0.02%	55	0.03%	42	0.02%
Professional fees	108	0.05%	118	0.06%	35	0.02%
Business and occupation taxes	166	0.08%	147	0.08%	122	0.07%
Customer check expense	32	0.02%	32	0.02%	37	0.02%
Data processing expense	424	0.20%	434	0.23%	416	0.25%
Director fees	131	0.06%	125	0.07%	119	0.07%
FDIC assessment	21	0.01%	21	0.01%	21	0.01%
OCC assessment	52	0.02%	64	0.03%	58	0.03%
Office and stationary expense	119	0.06%	110	0.06%	90	0.05%
Postage	43	0.02%	41	0.02%	46	0.03%
Telephone	105	0.05%	101	0.05%	92	0.05%
Other	473	0.22%	408	0.22%	389	0.23%

Total	$7,585	3.56%	$6,705	3.61%	$6,398	3.79%

Provision for Income Taxes: The provision for income taxes increased in 2006 from 2005, primarily as a result of increased taxable income. The effective tax rate was 31.6% for 2006, compared to 31.98% in 2005 and 30.59% in 2004. Income from the Company’s life insurance policies is the primary reason the effective tax rate is lower than the statutory rate.

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

At December 31, 2006, Mt. Rainier Bank exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

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

Mountain Bank Holding’s equity was $22,283,000 at year-end 2006 compared to $20,299,000 at year-end 2005. The increase of $1,984,000 was attributed to net income of $2,172,000, the exercise of stock options and the purchase of stock through the employee stock purchase plan totaling $51,000, SFAS 123(R) stock option compensation expense offset of $60,000 and an increase in other comprehensive income of $115,000, less the dividend payment of $414,000. Mountain Bank Holding’s equity capital was $20,299,000 at year-end 2005 compared to $18,568,000 at year-end 2004. The increase of $1,731,000 was attributed to the exercise of stock options, net income of $2,087,000, less the payment of cash dividends in the amount of $341,000 and a decrease in other comprehensive income.

At December 31, 2006, Mountain Bank Holding’s Tier 1 Capital to Average Assets was 10.62%, Tier 1 Capital to Risk Weighted Assets was 12.36% and Total Capital to Risk Weighted Assets was 13.37%. See Note 14 to Mountain Bank Holding’s Consolidated Financial Statements contained in this document for a table that shows the requirements for being considered “well capitalized” under such guidelines.

At December 31, 2005, Mountain Bank Holding’s Tier 1 Capital to Average Assets was 10.71%, Tier 1 Capital to Risk Weighted Assets was 14.70% and Total Capital to Risk Weighted Assets was 15.81%. See Note 14 to Mountain Bank Holding’s Consolidated Financial Statements contained in this document for a table that shows the requirements for being considered “well capitalized” under such guidelines.

It has been the practice of Mountain Bank Holding to fund our growth and expansion through periodic stock offerings. Since its inception in 1993, we have had seven stock offerings. The most recent offering commenced in April 2004, pursuant to a prospectus dated April 1, 2004, in which we offered and sold 60,000 shares at $15.00 per share.

Liquidity Resources

Liquidity. The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Mt. Rainier Bank’s liquidity, represented by cash and cash due from banks, federal funds sold and interest-bearing deposits in other banks, is a result of its operating, investing and financing activities. In order to ensure funds are available at all times, Mt. Rainier Bank devotes resources to projecting on a monthly basis the amount of funds that will be required and maintains relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets that are generally matched to correspond to the maturity of liabilities. Mt Rainier Bank has borrowing lines at three correspondent banks in the aggregate amount of $20,000,000 and a borrowing line at Federal Home Loan Bank of Seattle in the approximate amount of $55,870,000 for a total available of $75,870,000 for short term funding.

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

The Bank’s primary investing activity is the origination of real estate, commercial and consumer loans. During the years ended December 31, 2006, 2005 and 2004, the Bank originated $132 million, $88 million and $104.9 million in loans, respectively. At December 31, 2006 the Bank had outstanding loan commitments of $29 million and outstanding letters of credit of $317 thousand. The Bank anticipates that it will have sufficient funds available to meet current loan commitments.

The volume of mortgage loans sold also impacts the Bank’s liquidity. During the years ended December 31, 2006, 2005 and 2004, the Bank sold $36.2 million, $44.4 million, and $22.4 million of residential mortgage loans. The fluctuation in loan sales is due in large part to the fluctuation of mortgage interest rates.

The Bank’s liquidity has been impacted by increases in deposit levels. During the years ended December 31, 2006, 2005 and 2004 deposits increased by $32.5 million, $14.2 million and $18.8 million.

Investment securities and interest bearing deposits, which include Federal Funds sold, decreased to $43.6 million at December 31, 2006 from $53.8 million at December 31, 2005.

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

Mt. Rainier Bank uses the “ALX” asset liability management model, a proprietary system. At December 31, 2006, we had a negative cumulative re-pricing gap within one year of approximately $75,177,000, or approximately 38.37% of total average earning assets. This negative re-pricing gap indicates that our future earnings may be materially adversely impacted by a rise in market interest rates, and such impact would primarily be felt in the twelve-month period after such a rise in rates.

The following table represents interest sensitivity profiles for Mt. Rainier Bank as of December 31, 2006. The table represents a static point in time and does not consider other variables, such as changing spread relationships or interest rate levels. “Interest sensitive gap” is the difference between total earning assets and total interest-bearing liabilities re-pricing in any given period.

	Total Within One Year	One Year To Five Years	Over Five Years
	(Dollars in thousands)
Rate Sensitive Assets:

Loans	$60,463	$90,570	$16,115
Investments (amortized cost)	16,905	16,141	2,535
Interest Bearing Deposits and Federal Funds Sold	7,126	—	—

TOTAL	$84,494	$106,711	$18,650

Rate Sensitive Liabilities:

Savings, Now and Interest Checking	72,897
Time Deposits	86,773	10,700	—

TOTAL	$159,670	$10,700	$0

Interest Sensitive Gap	$(75,176)	$96,011	$18,650

Cumulative Gap	$(75,176)	$20,835	$39,485
Cumulative Gap as a % of Average Earning Assets	-38.37%	10.63%	20.15%

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

Based on the “ALX” asset liability model as of December 31, 2006, Mt. Rainier Bank’s sensitivity to gains or losses in future earnings due to hypothetical increases or decreases in the Fed Funds rate are as follows:

Increase in Interest Rates	Net Interest Margin Change	Decrease in Interest Rates	Net Interest Margin Change
+1.00%	+$140,000	-1.00%	-$454,000
+2.00%	+$279,000	-2.00%	-$227,000

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

The following table summarizes the Bank’s non-accrual, past due, foreclosed real estate and restructured assets for the years ended December 31:

	2006	2005
(in thousands)
Loans accounted for on a Non-accrual basis
Commercial	-0-	-0-
Consumer	-0-	$20
Accruing loans which are past due 90 days or more
Commercial	-0-	-0-
Real Estate	-0-	-0-
Consumer	-0-	-0-
Foreclosed real estate	-0-	-0-

Non-accrual loans as a percentage of net loans before the allowance for credit losses was 0% at year-end 2006 and .2% at year end 2005. Non performing loans as a percentage of the allowance for credit losses was 0% at year-end 2006 and 1.3% at year-end 2005, which is a measure of Mt. Rainier Bank’s ability to cover problem assets with existing reserves.

Mountain Bank Holding had no material restructured loans in 2006 or 2005. The asset quality of Mountain Bank Holding continues to be good, which is a result of good underwriting standards coupled with aggressive collection efforts and a stable local economy.

There are certain amounts of interest that have not been accrued and certain amounts that have been collected on the above loans and included in income, which are indicated in the table below:

	2006	2005	2004
	(in thousands)
Total interest income which would have been recorded during the period under original terms of loans on non-accrual	$3	$2	$1
Interest income included in net income for the period	$0	$0	$1

There were no commitments for additional funds related to loans above.

The provision for losses on loans was $276,000 for 2006, which is an increase of $77,000 over the provision of $199,000 for 2005. The provision for credit losses is based on ongoing, quarterly analyses of the loan portfolio as well as general economic conditions, historic loan loss experience and loan mix.

IMPACT OF NEW ACCOUNTING STANDARDS

Statements of Financial Accounting Standards

SFAS No. 123, “Share-Based Payment (Revised 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. The Corporation adopted the provisions of SFAS 123R on January 1, 2006. Details related to the adoption of SFAS 123R and the impact to the Corporation’s financial statements are more fully discussed in Note 10—Stock Option Plans.

SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. The adoption of SFAS 154 on January 1, 2006 did not significantly impact the Corporation’s financial statements.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Corporation on January 1, 2007 and is not expected to have a significant impact on the Corporation’s financial statements.

SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” SFAS 156 amends SFAS 140. “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125,” by requiring, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. SFAS 156 is effective for the Corporation on January 1, 2007 and is not expected to have a significant impact on the Corporation’s financial statements.

SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Corporation on January 1, 2008 and is not expected to have a significant impact on the Corporation’s financial statements.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R).” SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit post-retirement benefit plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other post-retirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. The Company has no defined benefit plans as of December 31, 2006.

Financial Accounting Standards Board Staff Positions and Interpretations

FASB Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. The adoption of FSP 115-1 on January 1, 2006 did not significantly impact the Corporation’s financial statements.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Interpretation 48 is effective for the Corporation on January 1, 2007 and is not expected to have a significant impact on the Corporation’s financial statements.

American Institute of Certified Public Accountants Statements of Position

SOP No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from prior purchase accounting practice whereby the acquiree’s allowance for loan losses was typically added to the acquirer’s allowance for loan losses. The adoption of SOP 03-3 on January 1, 2005 did not have a material impact on the Corporation’s financial statements.

SEC Staff Accounting Bulletins

Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of a Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is applicable to all financial statements issued by the Corporation after November 15, 2006.

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

Derivative Instruments

The Company regularly enters into commitments to originate and sell loans held for sale. Such commitments are considered derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138. These statements require the Bank to recognize all derivative instruments as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. As of December 31, 2006 and 2005, the fair value of loan related commitments were immaterial to the stated value.

Interest Rate Lock Commitments

Commitments to originate loans (interest rate lock commitments), which primarily consist of commitments to originate fixed-rate residential mortgage loans, are recorded at fair value. Changes in the fair value of interest rate lock commitments are recognized in non-interest income on a quarterly basis. At December 31, 2006 and 2005 the fair value of the interest rate lock commitments were immaterial to the stated value.

Contractual Obligations

The following table presents, as of December 31, 2006, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date or contractual maturity. These contractual obligations are included in the Consolidated Balance Sheets.

Contractual Obligations	Total	Less than 1 Year	1 to 5 Years	Over 5 Years
Long-term Debt Obligations
Executive Retirement	1,838	645	1,193	—
Deferred Compensation	64			64
Total Long-term Obligation	1,902	645	1,193	64

Short Term Debt Obligations
Securities sold with agreements to repurchase	516	516

Total Contractual Obligations	$2,418	$1,161	$1,193	$64

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2006. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The data in this table may not be consistent with the amounts in the “Gap Analysis” table, which represents amounts by the re-pricing date or maturity date (whichever occurs sooner).

	By Expected Maturity
	Year Ended December 31,
	2007	2008	2009	2010	2011	After 2011	Total	Fair Value
	(Dollars in thousands)
Investment Securities
Amounts maturing:
Fixed rate	$16,511	$7,221	$3,001	$5,215	$1,089	$2,538	$35,575	$35,085
Weighted average interest rate	3.62%	4.06%	4.69%	4.41%	5.00%	3.96%	3.98%
Adjustable rate			$500				$500	$496
Weighted average interest rate			4.00%				4.00%
Totals	$16,511	$7,221	$3,501	$5,215	$1,089	$2,538	$36,075	$35,581

Loans
Amounts maturing:
Fixed rate	$16,174	$14,086	$7,652	$7,344	$9,008	$8,698	$62,962	$62,921
Weighted average interest rate	7.50%	7.47%	7.51%	7.56%	7.52%	6.84%	7.41%
Adjustable rate	$52,085	$9,348	$12,551	$8,777	$20,989	$80	$103,830	$103,830
Weighted average interest rate	8.84%	6.71%	7.03%	7.39%	7.56%	7.79%	8.05%
Totals	$68,259	$23,434	$20,203	$16,121	$29,997	$8,778	$166,792	$166,751

Certificates of Deposit
Amounts maturing:
Fixed rate	$86,773	$4,196	$3,448	$2,437	$619	$—	$97,473	$97,845
Weighted average interest rate	4.87%	4.16%	4.01%	4.38%	4.99%		4.80%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required herein is incorporated by reference to Financial Statements following page 49 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In 2006, the Company approved a change in accountants. However, such change was not as a result of any disagreements with such accountants.

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

ITEM 9B. OTHER INFORMATION

None

PART III

(Items 10-14)

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding “Directors and Executive Officers” of Mountain Bank Holding is incorporated by reference from Mountain Bank Holding’s 2007 Annual Proxy Statement (“Proxy Statement”) under the captions “BUSINESS OF THE MEETING”, “CORPORATE GOVERNANCE” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Information regarding our code of ethics applicable to our principal executive officer and our principal financial officer appears under “CORPORATE GOVERNANCE” section of our Proxy Statement and is incorporated by reference. Our Code of Ethics is also filed as an Exhibit to our Report. Information regarding Mountain Bank Holding’s audit committee financial expert appears under the “INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES” section of our Proxy Statement and is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding “Executive Compensation” of Mountain Bank Holding is incorporated by reference from Mountain Bank Holding’s Proxy Statement under the captions “DIRECTOR COMPENSATION” and “EXECUTIVE COMPENSATION.”

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding Director Independence and Certain Relationships and Related Transactions of Mountain Bank Holding is incorporated by reference from Mountain Bank Holding’s Proxy Statement under the captions “CORPORATE GOVERNANCE, DIRECTOR INDEPENDENCE AND TRANSACTIONS WITH MANAGEMENT.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding “Principal Accountant Fees and Services” is incorporated by reference from Mountain Bank Holding’s Proxy Statement under the caption “AUDITORS-FEES PAID TO INDEPENDENT AUDITORS”.

PART IV

(Item 15)

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following documents are filed as part of this report:

Audited Financial Statements

(a)(2)	Schedules: None

(a)(3)	Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated By-laws of the Registrant (2)
10.1	Mt. Rainier National Bank 1990 Employee Stock Option Plan (3)
10.2	Mt. Rainier National Bank 1990 Director Stock Option Plan (4)
10.3	Mountain Bank Holding Company 1999 Employee Stock Purchase Plan (3)
10.4	Mountain Bank Holding Company 1995 Employee Stock Option Plan (3)
10.5	Form of 1999 Employee Stock Option Agreements (6.6)
10.6	Form of Mountain Bank Holding Company 1999 Director Stock Option Plan (6.7)
10.7	Form of 1999 Director Stock Option Agreement (6.8)
10.8	Form of 2002 Executive Supplemental Compensation Agreements dated January 1, 2002, as amended on March 3, 2005 for Messrs. Moergeli and Franks and Ms. Brumley (6.8)
10.9	Split Dollar Life Insurance Agreements for Messrs. Moergeli and Franks and Ms. Brumley (6.9)
10.10	Form of Change in Control Severance Agreement for Steve Moergeli and Sheila Brumley (6.10)
10.11	Salary Continuation Agreement for Sterlin Franks (6.11)
10.12	Form of Participant Long Term Care Agreement for directors and Sterlin Franks and Sheila Brumley (6.12)
10.13	Form of Amendment to the Supplemental Compensation Agreements for Messrs. Moergeli and Franks and Ms. Brumley (7)
14.	Code of Ethics (8)
23.1	Consent of McGladrey & Pullen LLP
23.2	Consent of Stovall, Grandey and Allen LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10Q-SB for the quarter ended June 30, 2000.
(2)	Incorporated by reference to exhibit 3.2 of the Registrant’s Annual Report on Form 10K-SB for the fiscal year ended December 31, 2000.
(3)	Incorporated by reference to exhibits 99.1, 99.2 and 99.3, respectively, included in the Registrant’s Registration Statement on Form S-8, Registration No. 333-61782
(4)	Incorporated by reference to exhibits included in the Registrant’s Registration Statement on Form 10-SB, Registration No. 000-28394
(5)	Incorporated by reference to exhibits 6.5, 6.6, 6.7 and 6.8, respectively, of the Registrant’s Annual Report on Form 10KSB for the fiscal year ended December 31, 1999.
(6)	Incorporated by reference to exhibits 6.8, 6.9, 6.10, 6.11 and 6.12, respectively, of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(7)	Incorporated by reference to the Form 8-K filed by the registrant on March 8, 2005
(8)	Incorporated by reference to Exhibit 12.2 of the Registrants annual report on Form 10KSB for the fiscal year-end December 31, 2003.

E-1

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

/S/    MCGLADREY & PULLEN, LLP

Seattle, Washington

February 27, 2006

Report of Stovall, Grandey & Allen, L.L.P.

Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Mountain Bank Holding Company

Enumclaw, Washington

We have audited the accompanying consolidated balance sheet of Mountain Bank Holding Company and Subsidiary as of December 31, 2006 and the related statements of income, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for December 31, 2005 were examined by other auditors, whose report dated February 27, 2006 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain Bank Holding Company and Subsidiary as of December 31, 2006 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ STOVALL, GRANDEY & ALLEN, LLP

Fort Worth, Texas

March 16, 2007

Mountain Bank Holding Company and Subsidiary

Consolidated Financial Statements

Consolidated Balance Sheets

December 31, 2006 and 2005

(Dollars in Thousands)

	2006	2005
Assets
Cash and due from banks	$7,540	$4,578
Interest bearing deposits at other financial institutions	1,834	2,796
Federal funds sold	5,292	3,647
Total cash and cash equivalents	14,666	11,021

Securities available for sale	35,641	46,573
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	860	735
Loans held for sale	356	1,790

Loans	166,431	122,435
Allowance for credit losses	1,846	1,569
Net loans	164,585	120,866

Premises and equipment	7,088	7,058
Land held for sale	—	517
Accrued interest receivable	1,083	863
Bank owned life insurance	4,083	3,922
Other assets	1,548	1,179

Total assets	$229,910	$194,524

Liabilities
Deposits:
Demand, non-interest bearing	$33,926	$33,298
Savings and interest bearing demand	72,897	77,520
Time	97,473	60,995
Total deposits	204,296	171,813

Securities sold with agreements to repurchase	516	470
Accrued interest payable	573	265
Note payable	—	29
Executive retirement	1,838	1,381
Deferred compensation	64	63
Other liabilities	340	204

Total liabilities	207,627	174,225

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock (no par value); authorized 10,500,000 shares; issued and outstanding: 2006—2,307,389; 2005—2,302,741	1,153	1,151
Additional paid-in capital	11,042	10,933
Retained earnings	10,414	8,656
Accumulated other comprehensive loss	(326)	(441)
Total shareholders’ equity	22,283	20,299

Total liabilities and shareholders’ equity	$229,910	$194,524

See notes to consolidated financial statements.

Mountain Bank Holding Company and Subsidiary

Consolidated Statements of Income

Years Ended December 31, 2006, 2005 and 2004

(Dollars in Thousands, Except Per Share Amounts)

	2006	2005	2004
Interest and Dividend Income
Loans	$12,260	$9,309	$8,139
Deposits in banks and federal funds sold	137	290	127
Investment income:
Taxable	1,552	1,225	1,096
Tax-exempt	111	41	8
Dividends on stock	31	13	34
Total interest and dividend income	14,091	10,878	9,404

Interest Expense
Deposits	4,013	2,458	1,929
Note payable	1	3	3
Repurchase agreements	8	4	—
Federal funds purchased and other borrowed money	507	—	—
Total interest expense	4,529	2,465	1,932

Net interest income	9,562	8,413	7,472

Provision for Credit Losses	276	199	276
Net interest income after provision for credit losses	9,286	8,214	7,196

Non-Interest Income
Service charges and other fees on deposit accounts	492	562	581
Gains on mortgage loans sold	412	485	251
Gains on sales of securities available for sale—net	—	—	14
Gains on sales of premises and equipment	137	—	—
Bank owned life insurance income	164	151	153
Other	271	361	246
Total non-interest income	1,476	1,559	1,245

Non-Interest Expenses
Salaries and employee benefits	4,839	4,152	4,030
Occupancy	458	414	373
Equipment	569	483	528
Other	1,719	1,656	1,467
Total non-interest expenses	7,585	6,705	6,398

Income before income taxes	3,177	3,068	2,043

Income Taxes	1,005	981	625

Net income	$2,172	$2,087	$1,418

Earnings Per Share
Basic	$0.94	$0.91	$0.64
Diluted	$0.91	$0.88	$0.62

Average Shares
Basic	2,304,347	2,288,320	2,229,061
Diluted	2,378,836	2,338,440	2,298,897

See notes to consolidated financial statements.

Mountain Bank Holding Company and Subsidiary

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2006, 2005 and 2004

(Dollars in Thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2003	2,176,677	$1,088	$9,655	$5,711	$150	$16,604

Comprehensive income:
Net income				1,418		1,418
Other comprehensive income, net of tax
Change in fair value of securities available for sale					(253)	(253)
Comprehensive income						1,165

Payment of cash dividend ($.10 per share)				(219)		(219)

Sale of common stock	60,000	30	816			846
Sale of common stock under employee stock purchase plan	1,641	1	22			23
Exercise of stock options	22,650	11	61			72
Tax benefit from exercise of stock options			78			78

Balance at December 31, 2004	2,260,968	1,130	10,632	6,910	(103)	18,569

Comprehensive income:
Net income				2,087		2,087
Other comprehensive income, net of tax
Change in fair value of securities available for sale					(338)	(338)
Comprehensive income						1,749

Payment of cash dividend ($.15 per share)				(341)		(341)

Sale of common stock under employee stock purchase plan	1,673	1	24			25
Exercise of stock options	40,100	20	116			136
Tax benefit from exercise of stock options			161			161

Balance at December 31, 2005	2,302,741	$1,151	$10,933	$8,656	$(441)	$20,299

Comprehensive income:
Net income				2,172		2,172
Other comprehensive income, net of tax
Change in fair value of securities available for sale					115	115
Comprehensive income						2,287

Payment of cash dividend ($.18 per share)				(414)		(414)

Sale of common stock under employee stock purchase plan	1,748	1	27			28
Exercise of stock options	2,900	1	20			21
Tax benefit from exercise of stock options			2			2
Stock Option Expense			60			60

Balance at December 31, 2006	2,307,389	$1,153	$11,042	$10,414	$(326)	$22,283

See notes to consolidated financial statement.

Mountain Bank Holding Company and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2006, 2005 and 2004

(Dollars in Thousands)

	2006	2005	2004
Cash Flows from Operating Activities
Net Income	$2,172	$2,087	$1,418
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	276	199	276
Depreciation and amortization	520	427	534
Deferred federal income tax benefit	(479)	(183)	(182)
Net amortization and accretion of bond premiums and discounts	46	178	355
Gains on sales of securities available for sale	—	—	(14)
Stock dividends received	—	(2)	(15)
Gains on loans sold	(412)	(551)	(251)
Gains on sales of premises and equipment	(137)	—	—
Originations of loans held for sale	(36,185)	(45,179)	(23,143)
Proceeds from sales of loans	38,031	44,918	22,685
Amortization of deferred loan origination fees	226	134	—
Stock option compensation expense	60	—	—
Gain on sale of foreclosed real estate	—	—	(18)
Bank owned life insurance income	(164)	(151)	(153)
Executive retirement and deferred compensation	458	406	379
Increase in accrued interest receivable	(220)	(182)	(25)
Increase in accrued interest payable	308	85	21
Other—net	193	(160)	483
Net cash provided by operating activities	4,693	2,026	2,350

Cash Flows from Investing Activities
Activity in securities available for sale and Federal Reserve Bank and FHLB stock
Purchases	(935)	(21,199)	(23,486)
Maturities, prepayments and calls	11,869	11,440	16,523
Sales	—	—	1,000
Increase in loans made to customers, net of principal collections	(44,221)	(2,487)	(21,660)
Additions to premises and equipment	(550)	(1,808)	(1,142)
Proceeds from sales of premises and equipment	654	—	—
Proceeds from sale of other real estate owned	—	—	158
Purchase of bank owned life insurance	—	—	(300)
Net cash used in investing activities	(33,183)	(14,054)	(28,907)

Cash Flows from financing Activities
Net increase in deposits	32,483	14,213	18,825
Net proceeds from issuance of stock	49	161	941
Repayment of note payable	(29)	(3)	(2)
Increase in securities sold with agreements to repurchase	46	470	—
Payment of dividends	(414)	(341)	(219)
Net cash provided by financing activities	32,135	14,500	19,545

Net change in cash and cash equivalents	3,645	2,472	(7,012)

Cash and Cash Equivalents
Beginning of year	11,021	8,549	15,561

End of year	$14,666	$11,021	$8,549

Supplemental Disclosures of Cash Flow Information
Interest paid	$4,221	$2,380	$1,908
Income taxes paid	1,440	1,095	625

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Unrealized loss on securities available for sale, net of tax	$115	$(338)	$(253)

See notes to consolidated financial statements.

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

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

The Bank operates a main office and five branches, and has a customer base centered in and around southeastern King County and northeastern Pierce County, Washington. The Bank provides loan and deposit services to customers, who are predominantly small- and middle-market businesses and middle-income individuals in Western Washington. Its primary funding source is deposits from businesses and individuals in its market area. The Bank operates under a National Bank charter and provides full banking services. As a National Bank the bank is subject to regulations by the Office of the Comptroller of the Currency.

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

Certain prior year amounts have been reclassified to conform to the 2006 presentation with no change to previously reported net income or shareholders’ equity. All dollar amounts, except per share information, are stated in thousands.

Securities Available for Sale

Securities available for sale consist of debt securities that the Bank intends to hold for an indefinite period, but not necessarily to maturity, and certain equity securities. Such securities may be sold to implement the Bank’s asset/liability management strategies and in response to changes in interest rates and similar factors, and certain equity securities. Securities available for sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of shareholders’ equity titled “accumulated other comprehensive income (loss).” Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings. Accretion of discounts is recognized in interest income over the period to maturity. Amortization of premiums is recognized in interest income over the period to the call date.

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

December 31, 2006, 2005 and 2004

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

The Bank issues various representations and warranties associated with the sale of loans. The Bank has not experienced any significant losses during the years ended December 31, 2006, 2005 and 2004 regarding these representations and warranties.

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

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are initially recorded at the lower of cost or fair value of the properties less estimated costs of disposal. Any write-down to fair value at the time of transfer to foreclosed real estate is charged to the allowance for credit losses. Properties are evaluated regularly to ensure that the recorded amounts are supported by their current fair values. Any subsequent reductions in carrying values and revenue and expense from the operations of properties are charged to non-interest income. There is no foreclosed real estate as of December 31, 2006 and 2005.

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

December 31, 2006, 2005 and 2004

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

SFAS No. 123(R) supersedes the Company’s previous accounting under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company measured compensation cost for options in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no accounting recognition was given to these prior stock options granted at fair market value until they were exercised. Upon exercise, net proceeds, including tax benefits realized, were credited to equity.

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

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

The following table presents the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) in the prior periods.

	2005	2004
Net income, as reported	$2,087	$1,418
Less total stock-based compensation expense determined under fair value method for all qualifying awards, net of related tax effects	(81)	(97)

Pro forma net income	$2,006	$1,321

Earnings per share
Basic:
As reported	$0.91	$0.64
Pro forma	0.88	0.59
Diluted:
As reported	0.89	0.62
Pro forma	0.86	0.58

See Note 10 for the option activity for the years ended December 31, 2006, 2005 and 2004.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments disclosed in these financial statements.

Cash and Cash Equivalents

The carrying amounts of cash and due from banks, interest bearing deposits at other financial institutions, and federal funds sold approximate their fair values.

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

December 31, 2006, 2005 and 2004

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

Repurchase Agreements

The carrying amount of repurchase agreements approximate their fair values.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes the net change in net unrealized gains and losses on securities available for sale, net of reclassification adjustment and tax effects, and is also recognized as a separate component of shareholders’ equity.

Securities Sold Under Agreements to Repurchase

Securities sold under repurchase agreements generally represent borrowings with maturities ranging from one to thirty days. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company is required to pledge collateral in amounts specified in each agreement.

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. It is impracticable to estimate the amount of compensation for future absences, and accordingly, no liability has been recorded in the accompanying financial statements. The Company’s policy is to recognize the costs of compensated absences when actually paid to employees.

New Accounting Standards

Statements of Financial Accounting Standards

SFAS No. 123, “Share-Based Payment (Revised 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. The Corporation adopted the provisions of SFAS 123R on January 1, 2006. Details related to the adoption of SFAS 123R and the impact to the Corporation’s financial statements are more fully discussed in Note 10—Stock Option Plans.

SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. The adoption of SFAS 154 on January 1, 2006 did not significantly impact the Corporation’s financial statements.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Corporation on January 1, 2007 and is not expected to have a significant impact on the Corporation’s financial statements.

SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” SFAS 156 amends SFAS 140. “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125,” by requiring, in certain situations, an entity to

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. SFAS 156 is effective for the Corporation on January 1, 2007 and is not expected to have a significant impact on the Corporation’s financial statements.

SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Corporation on January 1, 2008 and is not expected to have a significant impact on the Corporation’s financial statements.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R).” SFAS 158 requires an employer to recognize the overfunded or underfunded status of defined benefit post-retirement benefit plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other post-retirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. The Company had no defined benefit plans as of December 31, 2006.

Financial Accounting Standards Board Staff Positions and Interpretations

FASB Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. The adoption of FSP 115-1 on January 1, 2006 did not significantly impact the Corporation’s financial statements.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Interpretation 48 is effective for the Corporation on January 1, 2007 and is not expected to have a significant impact on the Corporation’s financial statements.

American Institute of Certified Public Accountants Statements of Position

SOP No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from prior purchase accounting practice whereby the acquiree’s allowance for loan losses was typically added to the acquirer’s allowance for loan losses. The adoption of SOP 03-3 on January 1, 2005 did not have a material impact on the Corporation’s financial statements.

SEC Staff Accounting Bulletins

Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of a Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is applicable to all financial statements issued by the Corporation after November 15, 2006.

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

December 31, 2006, 2005 and 2004

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

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

As of December 31, 2006 and 2005, the fair values of the derivatives have been determined to be insignificant.

Note 2—Restricted Assets

Federal Reserve Board regulations require maintenance of minimum reserve balances either in cash on hand or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The amounts of such balances for the years ended December 31, 2006 and 2005 were $3,122 and $1,316, respectively.

Note 3—Securities Available for Sale

Debt and equity securities have been classified according to management’s intent.

The carrying amounts of securities and their approximated fair values are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale

December 31, 2006
U.S. Treasury securities	$2,985	$—	$17	$2,968
U.S. Government and agency securities	18,351	—	105	18,246
Mortgage-backed securities	11,454	—	359	11,095
Obligations of states and political subdivisions	3,285	—	13	3,272
Equity securities	60	—	—	60

	$36,135	$—	$494	$35,641

December 31, 2005
U.S. Treasury securities	$4,005	$—	$29	$3,976
U.S. Government and agency securities	25,809	—	329	25,480
Mortgage-backed securities	14,533	1	297	14,237
Obligations of states and political subdivisions	2,647	—	12	2,635
Corporate securities	186	—	1	185
Equity securities	60	—	—	60

	$47,240	$1	$668	$46,573

There were no sales of investment securities in 2006 and 2005. Proceeds from sales of investment securities in 2004 were $1,000 resulting in gross gains of $14. There were no gross losses on the sales of securities in 2004.

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

The carrying amount and approximate market value of debt securities at December 31, 2006 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have a right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$16,511	$16,409
Due in one to five years	17,026	16,637
Due in five years or more	2,538	2,535

	$36,075	$35,581

Securities with a carrying value of $15,234 and $2,310 at December 31, 2006 and 2005, respectively, were assigned or pledged to secure public deposits, provide collateral for borrowing lines, and for other purposes as required by law.

The following tables shows the unrealized gross losses and fair value of securities in the available for sale portfolio at December 31, 2006 and 2005, by the length of time that individual securities in each category have been in a continuous loss position:

2006	Less Than 12 Months		More Than 12 Months		Total
	Unrealized Gross Loss	Fair Value	Unrealized Gross Loss	Fair Value	Unrealized Gross Loss	Fair Value
U.S. Treasury securities	$(7)	$984	$(10)	$1,984	$(17)	$2,968
U.S. Government and agency securities	—	—	(105)	18,246	(105)	18,246
Mortgage-backed securities	(5)	465	(354)	10,560	(359)	11,025
Obligations of states and political subdivisions	(1)	596	(12)	895	(13)	1,491

	$(13)	$2,045	$(481)	$31,685	$(494)	$33,730

	Less Than 12 Months		More Than 12 Months		Total
2005	Unrealized Gross Loss	Fair Value	Unrealized Gross Loss	Fair Value	Unrealized Gross Loss	Fair Value
U.S. Treasury securities	$(1)	$979	$(28)	$2,011	$(29)	$2,990
U.S. Government and agency securities	(74)	12,390	(255)	13,090	(329)	25,480
Mortgage-backed securities	(79)	5,350	(218)	7,939	(297)	13,289
Obligations of states and political subdivisions	(12)	899	—	—	(12)	899
Corporate securities	(1)	185	—	—	(1)	185

	$(167)	$19,803	$(501)	$23,040	$(668)	$42,843

At December 31, 2006, the 67 debt securities with unrealized losses have depreciated 1.53% from the company’s amortized cost basis.

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

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

Note 4—Loans

Loans at December 31 consist of the following:

	2006	2005
Commercial and agricultural	$29,591	$24,025
Real estate:
Residential 1-4 family	16,949	10,234
Commercial	91,991	71,264
Construction	23,999	12,671
Consumer	4,262	4,375

Gross loans	166,792	122,569
Net deferred fees	(361)	(134)

Total net loans	$166,431	$122,435

Changes in the allowance for credit losses for the years ended December 31 are as follows:

	2006	2005	2004
Balance at beginning of year	$1,569	$1,376	$1,101
Provision for credit losses	276	199	276

Charge-offs	0	(6)	(19)
Recoveries	1	0	18
Net charge-offs	1	(6)	(1)

Balance at end of year	$1,846	$1,569	$1,376

Following is a summary of information pertaining to impaired loans:

	2006	2005	2004
December 31
Impaired loans without a valuation allowance	$—	$—	$—
Impaired loans with a valuation allowance	—	20	—

Total impaired loans	$—	$20	$—

Valuation allowance related to impaired loans	$—	$2	$—

Years Ended December 31
Average investment in impaired loans	$39	$24	$62
Interest income recognized on a cash basis on impaired loans	—	—	—

At December 31, 2006 and 2005, non-accrual loans totaled $0 and $20, respectively.

At December 31, 2006, there were no commitments to lend additional funds to borrowers whose loans have been modified. There were no loans past due over 90 days and still accruing at December 31, 2006 and 2005.

At December 31, 2006 and 2005 certain officers and directors, or companies in which they have a 10% or more beneficial interest, were indebted to the Bank in the aggregate amount of $208 and $1,666, respectively. During 2006 advances of $462 were made, and repayments totaled $1,920.

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

Note 5—Premises and Equipment

The components of premises and equipment at December 31 are as follows:

	2006	2005
Land	$2,590	$2,590
Buildings	4,869	4,745
Equipment, furniture and fixtures	3,352	3,208
Construction in process	351	133

	11,162	10,676
Less accumulated depreciation	4,074	3,618

Total premises and equipment	$7,088	$7,058

Depreciation and amortization on premises and equipment totaled $520 and $427 for 2006 and 2005, respectively.

Note 6—Deposits

The composition of deposits at December 31 is as follows:

	2006	2005
Demand deposits, non-interest bearing	$33,926	$33,298
NOW and money market accounts	55,764	57,866
Savings deposits	17,133	19,654
Time certificates, $100 or more	50,234	25,751
Other time certificates	47,239	35,244

Total	$204,296	$171,813

Scheduled maturities of certificates of deposit for future years ending December 31 are as follows:

2007	$86,773
2008	4,196
2009	3,448
2010	2,437
2011	619

$97,473

Note 7—Income Taxes

The components of the provision for income taxes are as follows at December 31:

	2006	2005	2004
Current	$1,484	$1,164	$807
Deferred expense (benefit)	(479)	(183)	(182)

Income taxes	$1,005	$981	$625

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

The effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 follows:

	2006	2005
Deferred Tax Assets
Allowance for credit losses	$592	$499
Deferred compensation	647	491
Accumulated depreciation	29	24
Other	1	11
Unrealized loss on securities available for sale	168	226
Total deferred tax assets	1,437	1,251

Deferred Tax Liabilities
Deferred income	149	501
Other	117	—
Total deferred tax liabilities	266	501

Net deferred tax assets	$1,171	$750

The following is a reconciliation between statutory and effective federal income tax rates for the years ended December 31:

	2006		2005		2004
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income
Income tax at statutory rate	$1,112	35%	$1,074	35%	$715	35%
Increase (decrease) resulting from:
Tax-exempt income	(38)	(1.2)	(14)	(0.5)	(3)	(0.2)
Bank-owned life insurance	(56)	(1.8)	(53)	(1.7)	(52)	(2.5)
Other	(13)	(0.4)	(26)	(0.8)	(35)	(1.7)

Total income tax expense	$1,005	31.6%	$981	32.0%	$625	30.6%

Note 8—Commitments and Contingencies

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

	2006	2005
Commercial and agriculture	$11,426	$12,158
Real estate	17,351	9,111
Credit cards	—	—

	$28,777	$21,269

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

Outstanding commitments under letters of credit, included above, totaled $317 and $264 at December 31, 2006 and 2005, respectively.

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

The Bank has agreements with commercial banks for lines of credit totaling approximately $20,000, and a credit line with the Federal Home Loan Bank of Seattle totaling 10% of assets. The Bank has entered into a blanket pledge agreement with the Federal Home Loan Bank to secure this credit line. There were no outstanding balances on these lines at December 31, 2006 or December 31, 2005.

Note 9—Concentration of Credit Risk

The Bank has credit risk exposure, including off-balance-sheet credit risk exposure, as disclosed in Notes 4 and 8. The ultimate collectibility of a substandard portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate loans and typically maintains loan-to-value ratios of no greater than 75% to 80%. Loans are generally limited, by federal and state banking regulations, to 15% of the Bank’s shareholder’s equity, excluding accumulated other comprehensive income (loss). The Bank, as a matter of practice, generally does not extend credit to any single borrower or group of related borrowers in excess of $3,000.

The contractual amounts of credit related financial instruments such as commitments to extend credit, credit card arrangements, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults, and the value of any existing collateral becomes worthless. Investments in obligations of states and political subdivisions involve governmental entities within the Bank’s market area. As of December 31, 2006, there were uninsured deposits of $331. Letters of credit were granted primarily to commercial borrowers.

Note 10—Stock Option Plans

Director Plans

The 1990 Director Stock Option Plan grants a director an option to purchase 3,000 shares of common stock upon initial election to the Board of Directors at an exercise price equal to the fair market value of the common stock at the date of grant. Options are exercisable on a cumulative basis in annual installments of one-third each on the third, fourth and fifth anniversary of the date of grant. A total of 126,000 shares of the Company’s

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

common stock were reserved for option under this plan, of which options for 113,400 shares at $2.38 per share were granted on June 13, 1990, all of which were exercised prior to expiration on June 13, 2005 and options for 3,150 shares at $10.48 per share were granted on April 24, 2001 to expire April 24, 2016. Options granted in 2001 are fully vested. Options for 500 shares were exercised in 2006 and options for 33,850 were exercised in 2005. Options for 9,450 shares remain available under this plan.

The 1999 Director Stock Option Plan grants a director an option to purchase shares of common stock at an exercise price which must be no less than the greater of the fair market value of the common stock or the net book value of the common stock at the time of grant. A total of 42,000 shares of the Company’s common stock were reserved for option under this plan, of which 33,600 shares at $10.48 per share (fair market value) were granted on November 21, 2000, expiring on November 21, 2015. Options for 4,450 were granted on April 20, 2004 at $15.00 per share (fair market value), expiring on April 20, 2019. Options for 3,950 were granted on June 15, 2004 at $15.00 per share (fair market value), expiring on June 15, 2019. At December 31, 2006, options for 42,000 were outstanding under the 1999 plan; 33,600 shares were vested at December 31, 2006.

Employee Plans

In 1990 and 1999, the Company adopted plans providing for granting certain key employees options to purchase common stock. Under the terms of the plans, options are incentive stock options (as defined in the Internal Revenue Code). The option price will be fair market value at the date of grant or a price determined by the Board of Directors, but not less than fair value. Options are exercisable on a cumulative basis in annual installments of one-third each on the third, fourth and fifth anniversary of the date of grant. Pursuant to these plans, 210,000 shares are reserved for option as of December 31, 2006, of which 202,825 shares (after forfeitures) have been granted, A total of 7,175 shares remain available for future grant under the 1999 plan at December 31, 2006. No shares remain available for grant under the 1990 plan. In 2006 and 2005, options for 2,400 shares and 6,250 shares, respectively, were exercised under the employee plans.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires adoption as of January 1, 2006, the first day of the Company’s fiscal year. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock based compensation expense recognized under SFAS 123(R) for the twelve months ended December 31, 2006 totaled $60,000 with a tax benefit of $5,000 realized. At December 31, 2006, unrecognized stock-based compensation totaled $93,000. These costs are expected to be recognized over a weighted average period of 55 months.

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

The Company uses the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, dividend yield, weighted average risk-free interest rate, and weighted average expected life of the options. The volatility is measured based on the historical price of the stock for the estimated life of the option. There were 5,000 options granted for the twelve month period ended December 31, 2006, 9,000 options granted for the twelve month period ended December 31, 2005 and 13,800 for the twelve month period ended December 31, 2004. The following weighted average assumptions were used to estimate the fair value of options granted during the twelve months ended December 31, 2006, 2005 and 2004.

	For the Calendar Year
	2006	2005	2004
Risk free interest rate	5.10%	4.02%	4.51%
Expected dividend yield	0.20	0.22	0.17
Expected volatility	14.15	17.01	23.40
Expected option life (in years)	6	6	9
Weighted-average grant date fair value of options	6.23	4.68	6.25

A summary of the status of the Company’s stock option plans as of December 31, 2006, 2005 and 2004, and changes during the years ended on those dates, is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000)
Options outstanding at December 31, 2005	153,775	$10.26
Granted	5,000	$21.50
Exercised	(2,900)	$7.25
Forfeited or expired	—	$—

Options outstanding at December 31, 2006	155,875	$10.68	6.10	$2,233

Vested or expected to vest at December 31, 2006	155,875	$10.68	6.10	$2,233

Options exercisable at December 31, 2006	116,405	$8.88	4.00	$1,876

The following information summarizes information about stock options outstanding and exercisable at December 31, 2006:

Range of exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.95 - $6.19	33,600	0.7	5.97	33,600	5.97
$8.33 - $11.00	75,975	5.1	9.71	75,975	9.71
$14.00 - $17.50	41,300	9	14.98	6,830	14.00
$21.50	5,000	9.55	21.50	—	—

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

A summary of the status of the Company’s non-vested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2005	46,051	$4.17
Granted	5,000	6.20
Vested	(11,581)	5.91
Forfeited	—

Unvested as of December 31, 2006	39,470	$5.63

The total intrinsic value of options exercised during the twelve months ended December 31, 2006, 2005 and 2004 was $48, $466 and $290, respectively and the total fair value of stock options that vested was $290 and $330 for the twelve months ended December 31, 2006 and 2005, respectively. The amount of cash received from options exercised during the twelve-month period ended December 31, 2006 and 2005 was $21 and $136 respectively. The tax benefit realized for the same periods was $2 and $161, respectively.

Note 11—Profit Sharing Plan

The Bank’s defined contribution profit sharing plan covers substantially all employees who have completed one year or more of service. Employees are eligible to defer up to 25% of their gross salary, with employer contributions to the Plan made at the discretion of the Board of Directors. The Bank’s contributions for the years ended December 31, 2006, 2005 and 2004 totaled $74, $63 and $57, respectively.

Note 12—Deferred and Executive Compensation Plans

In 1993 the Bank established a deferred compensation agreement with a director under which the director will defer a portion of his director fees. At retirement he will receive a benefit of $1.250 per month for 120 months. The accrued liability related to this agreement totaled $64, $63 and $57 at December 31, 2006, 2005 and 2004. Expenses associated with this plan were $1 in 2006, and $5 annually in 2005 and 2004. The Bank has also purchased a whole-life insurance policy on the director, with values of $54, $48 and $44 at December 31, 2006, 2005 and 2004, which may be used to fund benefits under the deferred compensation plan.

The Company has three executive supplemental retirement agreements with certain members of management of the Company. The agreements provide for a defined cash benefit payable monthly upon reaching normal retirement as defined in the agreements (or upon early retirement as defined in the agreements with reduced benefit). Upon retirement of three executives, benefits will be payable in monthly installments, increasing 2.5% per year, for the life of the executive. The estimated liability under the executive supplemental retirement agreements is charged to compensation expense over the period to early retirement. The liability at December 31, 2006 and 2005 was $1,838 and $1,381, and amounts charged to compensation expense were $458, $400 and $373 in 2006, 2005 and 2004.

The agreements are unfunded; however, the Company has purchased life insurance (Bank owned life insurance) on the lives of three officers and one former officer and expects to use the income generated from the life insurance to fund the benefits. In conjunction with purchasing the life insurance, the Company executed “Endorsement Split-Dollar Life Insurance Agreements” with each of its three Executive Officers and one

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

non-executive officer. Pursuant to the agreements, the Company paid the premium on the policy on each officer’s life. The Company is the sole owner of the policy and its net cash surrender value, and in the event of the officer’s death while serving as a full-time employee of the Company, the Company will be entitled to receive at a minimum, that amount of the death proceeds equal to the cash surrender value. A portion of the death proceeds will be paid to the officer’s designated beneficiaries in lieu of the executive supplemental retirement benefit.

In 2002, the Company entered into severance agreements with Mr. Steve Moergeli and Ms. Sheila Brumley. The Severance Agreements provide for payments in the event of a change in the ownership or effective control of a substantial portion of the assets of the Company or the Bank. If Mr. Moergeli and/or Ms. Brumley remain employed with the Company and the Bank through the closing of a change in control, he and/or she, as the case may be, will receive a single cash payment equal to two times his or her highest W-2 income received from the Company and/or the Bank over the three years preceding the closing. Subject to certain limitations imposed by the “parachute payment” provisions (Section 280G) of the Internal Revenue Code, assuming that severance occurred within the scope of the Severance Agreements effective January 1, 2007, the amounts that would be payable to Mr. Moergeli and Ms. Brumley would be $391 and $266, respectively.

Also in 2002, the Company purchased long-term care insurance on certain board members and management personnel. Benefits under this plan vest over five years from the date of the plan. Expenses related to this plan were $48 in 2006, 2005 and 2004.

Note 13—Employee Stock Purchase Plan

Effective July 1, 1995, the Company adopted an employee stock purchase plan whereby eligible employees can purchase common stock at the lesser of the stock’s fair market value at the beginning or the end of the plan year. The aggregate number of shares reserved under this plan is 42,000. At December 31, 2006, 18,797 remain available for purchase under this plan. No employee can purchase more than 420 shares of common stock in any given plan year; 1,748, 1,673 and 1,641 shares were purchased at a price of $16.00, $15.00 and $14.00 per share for the year’s ended December 31, 2006, 2005 and 2004, respectively.

Note 14—Regulatory Matters

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

As of December 31, 2006, the most recent notification from the Bank’s regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006
Tier 1 Capital (to average assets):
Consolidated	$22,609	10.62%	$8,519	4.00%	N/A	N/A
Bank	22,125	9.86	8,975	4.00	$11,219	5.00%
Tier 1 Capital (to risk-weighted assets):
Consolidated	22,609	12.36	7,316	4.00	N/A	N/A
Bank	22,125	11.97	7,394	4.00	11,091	6.00
Total Capital (to risk-weighted assets):
Consolidated	24,455	13.37	14,633	8.00	N/A	N/A
Bank	23,971	12.97	14,787	8.00	18,484	10.00

December 31, 2005
Tier 1 Capital (to average assets):
Consolidated	$20,740	10.71%	$7,747	4.00%	N/A	N/A
Bank	20,123	10.41	7,730	4.00	$9,662	5.00%
Tier 1 Capital (to risk-weighted assets):
Consolidated	20,740	14.70	5,645	4.00	N/A	N/A
Bank	20,123	14.29	5,632	4.00	8,448	6.00
Total capital (to risk-weighted assets):
Consolidated	22,310	15.81	11,290	8.00	N/A	N/A
Bank	21,692	15.41	11,265	8.00	14,081	10.00

Management believes, as of December 31, 2006, that the Company and the Bank meet all capital requirements to which they are subject.

Restrictions on Retained Earnings

National banks can initiate dividend payments in a given year, without prior regulatory approval, equal to net profits, as defined, for that year plus retained net profits for the preceding two years. The Bank can distribute as dividends to the parent company approximately $3,871 as of December 31, 2006 without regulatory approval.

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

Note 15—Condensed Financial Information—Parent Company Only

Condensed Balance Sheets—December 31

	2006	2005
Assets
Cash	$121	$299
Investment in the Bank	21,799	19,682
Premises and equipment	292	297
Other assets	124	157

Total assets	$22,336	$20,435

Liabilities
Dividend checks payable	$2	$3
Income taxes payable	—	—
Due to Bank	—	133
Accrued expenses	51	—

Total liabilities	$53	$136

Shareholders’ Equity	$22,283	$20,299

Total liabilities and shareholders’ equity	$22,336	$20,435

Condensed Statements of Income—Years Ended December 31

	2006	2005	2004
Operating Income
Dividend income from the Bank	$415	$350	$100
Other income	17	3	3

Total operating income	432	353	103

Operating Expenses	(364)	(202)	(182)

Income (loss) before income taxes and equity in undistributed income of the Bank	68	151	(79)

Income Tax Benefit	101	68	61

Income (loss) before income taxes and equity in undistributed income of the Bank	169	219	(18)

Equity in Undistributed Income of the Bank	2,003	1,868	1,436

Net income	$2,172	$2,087	$1,418

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

Condensed Statements of Cash Flows—Years Ended December 31

	2006	2005	2004
Cash Flows from Operating Activities
Net income	$2,172	$2,087	$1,418
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(2,003)	(1,868)	(1,436)
Depreciation	5	5	4
(Increase)decrease in other assets	33	(156)	1
(Decrease)increase in other liabilities	51	143	18
Payable to bank	(133)	104	29
Stock option compensation expense	60	—	—
Other	—	1	(20)
Net cash provided by operating activities	185	316	14

Cash Flows from Investing Activities
Investment in subsidiary	—	—	(750)
Net cash used in investing activities	—	—	(750)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	51	161	941
Payment for cash dividend	(414)	(341)	(219)
Net cash provided by (used in) financing activities	(363)	(180)	722

Net change in cash	(178)	136	(14)

Cash
Beginning of year	299	163	177

End of year	$121	$299	$163

Note 16—Other Expenses

Other expenses include the following amounts which are in excess of 1% of the total of interest income and non-interest income for the years ended December 31:

	2006	2005	2004
Professional fees	$108	$118	$35
Data processing	424	434	416
Office supplies and expenses	119	110	90
State taxes	166	147	122
Director fees	131	125	119

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

Note 17—Earnings Per Share Disclosures

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated:

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Year Ended December 31, 2006
Basic earnings per share:
Net Income	$2,172	2,304,347	$0.94
Effect of dilutive securities:
Options and stock purchase plan	0	74,489	(0.03)
Diluted earnings per share:
Net income	$2,172	2,378,836	$0.91

Year Ended December 31, 2005
Basic earnings per share:
Net Income	$2,087	2,288,320	$0.91
Effect of dilutive securities:
Options and stock purchase plan	0	50,120	(0.03)
Diluted earnings per share:
Net income	$2,087	2,338,440	$0.88

Year Ended December 31, 2004
Basic earnings per share:
Net Income	$1,418	2,229,061	$0.64
Effect of dilutive securities:
Options and stock purchase plan	0	69,836	(0.02)
Diluted earnings per share:
Net income	$1,418	2,298,897	$0.62

Note 18—Comprehensive Income

The following table represents net unrealized gains and losses, less reclassification adjustments for the years ended,

	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
2006
Unrealized holding gains arising during the year	$174	$(59)	$115
Reclassification adjustments for gains realized in net income	—	—	—

Net unrealized gains	$174	$(59)	$115

2005
Unrealized holding losses arising during the year	$(511)	$173	$(338)
Reclassification adjustments for gains realized in net income	—	—	—

Net unrealized (losses)	$(511)	$173	$(338)

2004
Unrealized holding losses arising during the year	$(369)	$125	$(244)
Reclassification adjustments for gains realized in net income	(14)	5	$(9)

Net unrealized (losses)	$(383)	$130	$(253)

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

Note 19—Fair Values of Financial Instruments

The estimated fair values of the Bank’s financial instruments at December 31 were as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$14,666	$14,666	$11,021	$11,021
Securities available for sale	35,641	35,641	46,573	46,573
Federal Home Loan Bank and Federal Reserve Bank stocks	860	860	735	735
Loans held for sale	356	361	1,790	1,821
Loans	164,585	164,541	120,866	119,014
Accrued interest receivable	1,083	1,083	863	863

Financial Liabilities
Deposits	$204,296	$204,669	$171,813	$171,802
Securities sold with agreements to repurchase	516	516	470	470
Note payable	—	—	29	29
Accrued interest payable	573	573	265	265

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

Note 20—Subsequent Event

On January 16, 2007, the Board of Directors approved a dividend in the amount of $.20 per share to be paid on or about March 2, 2007 to shareholders of record as of February 1, 2007.

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

Note 21—Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2006

Interest income	$3,033	$3,437	$3,740	$3,881
Interest expense	790	1,075	1,273	1,391
Net interest income	2,243	2,362	2,467	2,490

Provision for credit losses	69	69	69	69

Non-interest income	354	343	462	317

Non-interest expense	1,732	1,963	1,758	2,132

Income before income taxes	796	673	1102	606

Income taxes	247	207	361	190

Net income	$549	$466	$741	$416

Earnings per common share:
Basic	$0.24	$0.20	$0.32	$0.18
Diluted	0.23	0.20	0.31	0.17

Year Ended December 31, 2005

Interest income	$2,412	$2,595	$2,883	$2,988
Interest expense	521	554	660	730
Net interest income	1,891	2,041	2,223	2,258

Provision for credit losses	54	54	46	45

Non-interest income	338	399	471	351

Non-interest expense	1,562	1,616	1,727	1,800

Income before income taxes	613	770	921	764

Income taxes	192	251	290	248

Net income	$421	$519	$631	$516

Earnings per common share:

Basic	$0.19	$0.23	$0.27	$0.22
Diluted	0.18	0.22	0.27	0.22

Year Ended December 31, 2004

Interest income	$2,134	$2,315	$2,433	$2,522
Interest expense	452	468	493	519
Net interest income	1,682	1,847	1,940	2,003

Provision for credit losses	69	69	69	69

Non-interest income	304	345	333	263

Non-interest expense	1,601	1,561	1,600	1,636

Income before income taxes	316	562	604	561

Income taxes	93	181	189	162

Net income	$223	$381	$415	$399

Earnings per common share:
Basic	$0.10	$0.17	$0.19	$0.18
Diluted	0.10	0.16	0.18	0.18

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

Note 22—Operating Segments

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

	As of and for the year ended December 31, 2006
	Community Banking	Mt. Rainier Mortgage	Other	Consolidated
	(dollars in thousands)
Interest income	$14,050	$41	$—	$14,091
Interest expense	4,500	29	—	4,529

Net interest income	9,550	12	—	9,562

Provision for credit losses	276	—	—	276
Noninterest income	637	789	50	1,476
Noninterest expense	6,915	604	66	7,585

Income (loss) before income taxes	2,996	197	(16)	3,177
Provision for income taxes	937	68	—	1,005
Net income	2,059	129	(16)	2,172

Depreciation and amortization	499	21	—	520
Assets	229,790	136	(16)	229,910
Loans, net*	166,431	356	—	166,787
Deposits	204,296	—	—	204,296
Equity	22,170	129	(16)	22,283

Mountain Bank Holding Company and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

	As of and for the year ended December 31, 2005
	Community Banking	Mt. Rainier Mortgage	Other	Consolidated
	(dollars in thousands)
Interest income	$10,453	$425	$—	$10,878
Interest expense	2,444	21	—	2,465

Net interest income	8,009	404	—	8,413

Provision for credit losses	199	—	—	199
Noninterest income	936	567	56	1,559
Noninterest expense	6,018	620	67	6,705

Income (loss) before income taxes	2,728	351	(11)	3,068
Provision for income taxes	861	120	—	981
Net income	1,867	231	(11)	2,087

Depreciation and amortization	419	8	—	427
Assets	194,291	244	(11)	194,524
Loans, net*	120,866	1,790	—	122,656
Deposits	171,813	—	—	171,813
Equity	20,079	231	(11)	20,299

	As of and for the year ended December 31, 2004
	Community Banking	Mt. Rainier Mortgage	Other	Consolidated
	(dollars in thousands)
Interest income	$9,182	$222	$—	$9,404
Interest expense	1,923	9	—	1,932

Net interest income	7,259	213	—	7,472

Provision for credit losses	276	—	—	276
Noninterest income	921	292	32	1,245
Noninterest expense	5,963	369	66	6,398

Income (loss) before income taxes	1,941	136	(34)	2,043
Provision for income taxes	578	47	—	625

Net income	1,363	89	(34)	1,418
Depreciation and amortization	529	5	—	534
Assets	177,588	91	(34)	177,645
Loans, net*	119,037	529	—	119,566
Deposits	157,600	—	—	157,600
Equity	18,514	89	(34)	18,569

*	Includes loans held for sale

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2007.

Mountain Bank Holding Company

By:	/s/ ROY T. BROOKS
Roy T. Brooks, Chairman of the Board & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of March 2007.

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