Form 10-K/A
period 2006-12-31
MOUNTAIN BANK HOLDING CO
filed 2007-04-27
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

Commission File Number: 0—28394

MOUNTAIN BANK HOLDING COMPANY

(exact name of registrant as specified in its charter)

WASHINGTON	91-1602736
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification Number)

501 Roosevelt Avenue, PO Box 98, Enumclaw, WA 98022

(address of principal executive offices)(zip code)

Registrant’s telephone number:(360) 825-0100

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

Number of shares of common stock outstanding as of February 28, 2007: 2,321,639

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

On March 23, 2007, Mountain Bank Holding Company (the “Company”) filed its Annual Report on Form 10-K for its fiscal year ended December 31, 2006 (the “2006 Form 10-K”). At the time of filing, the Company had intended to incorporate by reference the information required in Part III of Form 10-K. However, the annual shareholder meeting has been delayed and the Proxy Statement will not be filed within the 120 day required filing deadline. The purpose of this amendment on Form 10-K/A is to file the information required in Part III of the Form 10-K. With this amendment on Form 10-K/A, we are also filing updated Exhibits to the 2006 Form 10-K, specifically, the certifications required by the Company’s executive officers pursuant to the Sarbanes-Oxley Act. No other amendments or changes are or were made to the 2006 Form 10-K. This amendment does not reflect events occurring after the filing of the original Form 10-K, does not update disclosures contained in the original Form 10-K, and does not modify or amend the original Form 10-K except as specifically described in this explanatory note.

Part III

i

PART III

(Items 10 – 14)

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following sets forth information regarding the Company’s directors and executive officers.

Directors

Term Expiring in 2007

Barry C. Kombol, 56, is an attorney in private practice. Mr. Kombol has been a member of the Washington State Bar Association since 1978. He serves as general counsel for Palmer Coking Coal Co. and Pacific Coast Coal Company in Black Diamond. He is also secretary/treasurer of Pacific Coast Coal Company, a company he helped found in 1982. Mr. Kombol also has served as Judge Pro-Tem/Magistrate at Enumclaw Municipal and Aukeen District Courts in King County as well as Owner of Rainier Legal Center, Inc. He is past president and a current member of the Enumclaw Lions Club; founder of the Black Diamond Community Center; and a member of King County’s “Enumclaw Community Planning Committee” (1987—1988). Mr. Kombol has served as Vice Chairman of the Company since 1996 and has served as a member of the Board of Directors of the Bank since 1990.

John W. Raeder, 70, is retired from the heating, ventilating, refrigeration and air conditioning business, however, he continues to maintain his membership with the Air Conditioning Contractors of America. Mr. Raeder chaired the Economic Development Advisory Panel for the City of Enumclaw from 1997 through 1999. Mr. Raeder also served as Chairman and CEO of the Auburn Chamber of Commerce and on the board of the Auburn Downtown Association, was a member of the Auburn Economic Development Committee and was a Consultant for Air Pro, Inc. Mr. Raeder has been a member of the Company’s Board of Directors since 1993 and the Bank’s Board of Directors since 1990.

J. B. Rupert, 64, is a licensed Civil/Structural Professional Engineer and the President of Rupert Engineering, Inc, a Civil/Structural consulting firm that has been in Auburn, Washington for the past 30 years, doing business throughout the western United States and is a Partner of Harter & Rupert Consulting Engineers/Structural. He is also the owner of Rupert Development, Inc., a real estate development company. Mr. Rupert was active within the business community of Auburn and has been a member of the Company’s and the Bank’s Boards of Directors since 2001.

Garrett S. Van Beek, 71, is a dairyman who owns and operates Van Beek Dairy LLC, consisting of a 120 acre farm. He and his wife moved to the Enumclaw area and began farming over 38 years ago. Mr. Van Beek has been a director of the King County Farm Bureau, director of the Pierce County Farm Bureau and director of the Farm Bureau of Washington State. He also served as a director for the Federal Land Bank of Puyallup from 1977 until 1985; during such time he served on the Loan Committee and the Building Committee. Mr. Van Beek is a past member of the Governor’s counsel for agriculture and environment and has served on the Company’s Board of Directors since 1993 and the Bank’s Board of Directors since 1990.

Term Expiring in 2008

Brian W. Gallagher, 57, is President and majority owner of Northern Transport, Inc., a logging company as well as a transportation company for logs, pilings and poles. He has been in business in the Enumclaw area for over 20 years. Mr. Gallagher also owns Gallagher Farms and is a board member of the Northwest Junior Livestock Show. Mr. Gallagher has been a member of the Company’s Board of Directors since 1993 and the Bank’s Board of Directors since 1990.

Michael K. Jones, Sr., 64, is a licensed Certified Public Accountant and operates his business under the name of Jones & Associates, Inc., Certified Public Accountants. He has many clients on the Enumclaw Plateau. Mr. Jones is also owner of U-7 Racing, Inc., a marine business and part owner of American Space, Inc. and Tri-Arc Electric. Mr. Jones has been a member of the Company’s Board of Directors since 1993 and the Bank’s Board of Directors since 1990. In addition, Mr. Jones has served on the Audit/Compensation and Executive Committees. He has also been active in three professional accounting associations.

Hans R. Zurcher, 70, is retired. Until his retirement in early 2005, Mr. Zurcher, a dairy farmer since 1957, operated (in partnership with his son) a 208 acre dairy farm, Zurcher Dairy, in Eastern Washington. Mr. Zurcher served as President and Board member for the King County Dairy Herd Improvement Association (D.H.I.A.). He was on the Board of the King-Pierce County Dairy Federation, a political action group, from 1983 to 1989 and served as President from 1986 to 1989. In addition, Mr. Zurcher has served on the Advisory Committee for the Washington State University Dairy Short Course. He is an alumni member of the Enumclaw Future Farmers of America Club, and he and his wife have been active in 4-H along with their children. From 1992 to 1997 he has served on various committees at the Washington State Dairy Products Commission. Mr. Zurcher has served on the Company’s Board of Directors since 1993 and the Bank’s Board of Directors since 1990.

Term Expiring in 2009

Roy T. Brooks, 66, was elected a director of the Company in 1993 at which time he was also named as President, Chief Executive Officer and Chairman of the Company. Mr. Brooks has also served as Chairman of the Bank since its inception in 1990. Mr. Brooks is also a director of Emerald Home Furnishings, Northwest Aviation College and Enumclaw Community Hospital. Mr. Brooks is currently a director of, and former Chairman, Chief Executive Officer and part owner of, Westmark Electronics, a manufacturer’s representative and consulting firm.

Susan K. Bowen-Hahto, 58, is a lifetime resident of the Buckley/Enumclaw area and has been active in the community. Ms. Bowen-Hahto is a real estate and land developer and is employed by the White River School District. Ms. Bowen-Hahto has been a member of the Bank’s Board of Directors since 1990 and of the Company’s Board of Directors since 1993.

Steve W. Moergeli, 53, is the President and Chief Executive Officer of Mt. Rainier Bank since March 1997. Mr. Moergeli began his banking career in Enumclaw in 1978 with Cascade Security Bank and served as Vice President and Manager of Key Bank before joining Mt. Rainier Bank in May 1991 as its Senior Loan Officer. Mr. Moergeli is past President of the Enumclaw Area Chamber of Commerce, past President of the Enumclaw Lions Club and past President of the Enumclaw Community Hospital Foundation. He currently serves on the Board of the Enumclaw Community Hospital. Mr. Moergeli has served on the Boards of Directors of the Company and the Bank since 1997.

Executive Officers who are not also Directors

Sheila M. Brumley, 52, serves as the Chief Financial Officer and Corporate Secretary of the Company and Senior Vice President, Corporate Secretary and Cashier of Mt. Rainier Bank.

Sterlin E. Franks, 59, serves as the Senior Vice President and Credit Administrator of Mt. Rainier Bank.

Compliance with Section 16(a) Filing Requirements

Section 16(a) of the Securities Exchange Act of 1934, as amended, (“Section 16(a)”) requires that all executive officers and directors of the Company and all persons who beneficially own more than 10 percent of our common stock file reports with the Securities and Exchange Commission with respect to beneficial ownership of our Securities. We have adopted procedures to assist its directors and executive officers in complying with the Section 16(a) filings.

Based solely upon our review of the copies of the filings which it received with respect to the fiscal year ended December 31, 2006, or written representations from certain reporting persons, we believe that all reporting persons made all filings required by Section 16(a) in a timely manner.

Code of Ethics

We have adopted a Code of Ethics for Senior Financial Officers, which apply to our principal executive officers, principal financial officer, and any persons performing similar functions. A copy of the Code of Ethics was filed as an exhibit to the Company’s 2003 Annual Report on Form 10-KSB.

Nomination of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors to those previously described in the 2006 Annual Meeting Proxy Statement.

Audit Committee Financial Expert

The Audit Committee is currently comprised of three directors, each of who are considered “independent” as defined by the Nasdaq listing standards and Securities and Exchange Commission requirements applicable to audit committee members. None of the members of the audit committee currently meets the definition of “audit committee financial expert” as defined by the rules promulgated by the Securities and Exchange Commission. Although the Company may seek in the future to add a director to the Board of Directors who could serve on the Audit Committee in this capacity, the Board of Directors believes that the current members, one of whom is a Certified Public Accountant, provide an acceptable level of business and financial experience and expertise.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

In December 2006, a Compensation Committee (the “Committee”) consisting of three independent board members was formed. Prior to that date, the entire board acted as the compensation committee, responsible for establishing and administering our executive and employee compensation programs. The newly-formed Committee has assumed this responsibility, effective for compensation decisions in 2007 and future years. When we refer to the “Committee” in this analysis, we refer to the entire board, with respect to policies adopted and compensation decisions made in 2006. The newly- formed Committee will review and refine our compensation practices, but we do not anticipate that it will dramatically alter our basic philosophies in the near future.

The Committee has the responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy. The Committee ensures that the total compensation paid to the executive officers is fair, reasonable and competitive, and works to further the current and future success of the Company.

Compensation Philosophy and Objectives

We are committed to enhancing shareholder value and fostering the growth and success of the Company. To that end, it is important that we attract, retain and motivate our key employees, who are key to our future success. The Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interest with those of our shareholders by rewarding performance above established goals, with the ultimate objective of improving shareholder value. The Committee evaluates both performance and compensation to ensure that we maintain our ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to other executives within our peer group. The Committee believes executive compensation packages provided by the Company to its named executive officers should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Chief Executive Officer of the Company and the Chief Executive Officer of the Bank annually review the performance of the named executive officers. The conclusions reached and recommendations based on these reviews, including salary adjustments and other annual award amounts, are presented to the Committee. The Committee can exercise its discretion in modifying any recommended adjustments or awards to the named executives. Neither the Chief Executive Officer of the Company nor the Chief Executive Officer of the Bank is involved with any aspect of determining his own compensation.

Setting Executive Compensation

Based on the foregoing objectives, the Committee has structured the Company’s annual and long-term incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by the Company and reward the executives for achieving such goals. In furtherance of this, the Committee has utilized the Northwest Financial Industry Salary Survey (“Salary Survey”) provided by Milliman Consultants, a Washington Bankers Association affiliate, to provide compensation comparisons for other banking executives in the Pacific Northwest. In making compensation decisions, the Committee compares each element of total compensation against a peer group of publicly-traded and privately-held financial institutions set forth in the Salary Survey (the “Compensation Peer Group”) of like asset size located in Washington, Oregon and Idaho. The companies comprising the Compensation Peer Group are:

Albina Community Bank	Baker Boyer Bank	Bank of Astoria
Bank of Clark County	Charter Bank	Chetco Federal Credit Union
Citizens Bank	Community Bank	Cowlitz Bank
Evergreen Community Development	Evergreen Bank	F & M Bank
First Federal McMinnville	First Federal	Group Health Credit Union
HAPO Community Credit Union	Idaho Central Credit Union	Inland Northwest Bank
iQ Credit Union	MBank	North Cascades National
Olympia Federal Savings	Pioneer Trust Bank	Seattle Financial Group, Inc
Seattle Metropolitan Credit Union	Security State Bank	Siuslaw Financial Group
Sound Credit Union	Bank of the Pacific	Viking Bank

The Company competes with many larger companies for top executive-level talent. As such, the Committee generally sets compensation for the executives at a percentile of compensation paid to similarly situated executives of the companies comprising the Compensation Peer Group. The exact percentile varies from year to year. Variations to this objective may occur as dictated by the experience level of the individual and market factors.

2006 Executive Compensation Components

For the fiscal year ended December 31, 2006, the principal components of compensation for the named executive officers were:

•	base salary;

•	performance-based incentive compensation; and

•	retirement and other benefits

Although, as described below, we also consider stock options to be a valuable component of our compensation program, no stock options were granted to the named executive officers during 2006.

Base Salary

Base salary should be competitive with our peer group and internally consistent based on each position’s level of responsibility. As an element of compensation, base salary rewards core competence in the executive’s role relative to skills, experience, and contributions to the Company. Base salary ranges for the named executive officers are determined for each executive based on his or her position and responsibility by referring to data regarding our Compensation Peer Group. We do not target base salary at any particular level of total compensation.

During its review of base salaries for executives, the Committee primarily considers:

•	market data provided by Milliman Consultants;

•	internal review of the executive’s compensation, both individually and relative to other officers; and

•	individual performance of the executive.

Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility. Merit based increases to salaries of the named executive officers are based on the Committee’s assessment of the individual’s performance.

Performance-Based Incentive Compensation

We maintain an Officer Incentive Plan (the “Incentive Plan”) for the benefit of all officers of the Bank, including the named executive officers. The purpose of the Incentive Plan is to reward individuals who make significant contributions to the Company’s success and to provide competitive pay opportunities, based on the achievement of pre-established performance goals. As in setting base salaries, we consider a combination of factors in establishing the annual target bonus opportunities for our named executive officers, such as budgeted net income, and goals based on growth of loans, assets and deposits. We do not target annual bonus opportunities at any particular percentage of total compensation.

Messrs. Brook’s and Moergeli’s annual bonus opportunities for 2006 were established based upon the achievement of specified goals. For 2006, the total targeted bonus opportunity for each of Mr. Brooks and Mr. Moergeli, as established by the Committee, was $30,000 (plus certain additional incentives discussed below). This total targeted amount was weighted for the achievement of specified, pre-determined goals in the following areas:

•	20% for return on average assets;

•	20% for net income;

•	20% for asset growth;

•	10% for deposit growth; and

•	30% for loan growth

Except for the incentive compensation related to return on average assets, the full pre-determined amount of compensation attributable to each goal above is received if the goal is achieved, and no compensation is received if the goal is not achieved. Incentive compensation related to return on average assets is not received if a specified minimum goal is not achieved (in 2006, this was .75%), and incentive compensation is increased in increments up to the full targeted amount, based on return on average assets above the minimum goal and up to the highest targeted goal (in 2006, this was 1.31%).

In addition to the above, each of Mr. Brooks and Mr. Moergeli was entitled to receive an incentive bonus equal to 5% of the amount by which the Company’s net income exceeded budgeted net income, plus an incentive bonus equal to 25% of total incentive payments if the Company’s loan growth goal was achieved.

Ms. Brumley’s and Mr. Franks’ annual bonus opportunities for 2006 were based on the Company’s return on average assets and specified personal goals, based on their respective job responsibilities. For 2006, the total targeted bonus opportunity for each of Ms. Brumley and Mr. Franks, as established by the Committee, was $16,000. This total targeted amount was weighted 50% on the Company’s return on average assets (structured similarly to the incentives payable to Messrs. Brooks and Moergeli, for return on average assets, as described above), and 50% on personal goals. Ms. Brumley’s personal goals were related to the quality and timeliness of financial statement preparation and SEC compliance matters. Mr. Franks’ personal goals were related to loan growth and loan quality.

In 2006, the Company achieved all pre-determined performance goals, including the net income goal, which resulted in additional incentive payments to Messrs. Brooks and Moergeli, as described above, with total incentive payments equal to 171% of the $30,000 targeted amount. Based on a return on average assets of 1.14%, Ms. Brumley and Mr. Franks received total incentive bonus payments equal to 90% of the $16,000 targeted amount. Messrs. Brooks and Moergeli voluntarily allocated $5,000 each from the incentive bonuses that would otherwise have been payable to them, to Ms. Brumley and Mr. Franks, in recognition of their efforts in the Company’s achievement of its 2006 performance goals.

For additional information about the Incentive Plan, please refer to the “Grants of Plan-Based Awards” table, which shows the threshold, target and maximum bonus amounts payable under the Incentive Plan for 2006, and the Summary Compensation table, which shows the actual amount of bonuses paid under the Incentive Plan to the named executive officers.

Stock Option Grants

The stock option program assists the Company to:

•	enhance the link between the creation of shareholder value and long-term executive incentive compensation;

•	provide an opportunity for increased equity ownership by executives; and

•	maintain competitive levels of total compensation.

Stock option award levels are determined based on data regarding our Competition Peer Group, and vary among participants based on their positions within the Company. Options are awarded at the closing price of the Company’s Common Stock on the date of the grant. The Company has never granted options with an exercise price that is less than the closing price of the Company’s Common Stock on the grant date, nor has it granted options that are priced on a date other than the grant date. There were no option grants to the named executive officers in 2006.

Retirement and Other Benefits

Supplemental Executive Retirement Plans. Given the nature of our business and market area, we place considerable importance on continuity of management and retention of our executive management team. To that end, in 2002 we implemented a supplemental executive retirement plan (“SERP”) for named executive officers, Messrs. Moergeli and Franks and Ms. Brumley, to provide retirement benefits to them.

The SERP provides the covered officers with lifetime retirement benefits, generally based on a fixed annual amount of compensation. Additional information about the SERPs is contained under “EXECUTIVE COMPENSATION – Supplemental Executive Retirement Plans.” The total accrued benefits for the named executives are listed in the Pension Benefits table.

Change in Control Severance Agreements. We believe that providing for payments to be made in the event of termination of employment in a change in control of the Company serves the interests of the Company. Among other things, such provisions assure that executive management is not affected by concerns about prospects for continued employment when making key strategic decisions. Additionally, such provisions reflect the fact that it may be difficult for executive personnel to find comparable employment within a short period of time.

In 2002, we and the Bank entered into Severance Agreements with Mr. Steve Moergeli and Ms. Sheila Brumley. The Severance Agreements provide for payments in the event of a change in the ownership or effective control of the Company or the Bank, if Mr. Moergeli and/or Ms. Brumley, as the case may be, remain employed through the closing of the change in control.

The Severance Agreements also provide that if we or the Bank terminate the employment of Mr. Moergeli or Ms. Brumley without “cause” (as defined in the Severance Agreement) or if Mr. Moergeli or Ms. Brumley resigns for “good reason” (as defined in the Severance Agreement) before a change in control, and within 12 months thereafter we or the Bank enter into or announce a change in control, then on the closing of the change in control, Mr. Moergeli and/or Ms. Brumley, as the case may be, will receive a single cash payment.

Additional information about the Severance Agreements is contained under “EXECUTIVE COMPENSATION—Change in Control Severance Agreements.”

Salary Continuation Agreement. In 2002, we and the Bank entered into a Salary Continuation Agreement with Mr. Sterlin Franks. The Salary Continuation Agreement provides that in the event that any person extends a proposal or offer that is intended to or may result in a change in control (defined in the same manner as the term is defined under the Severance Agreements described above), Mr. Franks will assist us and the Bank in evaluating such proposal or offer. The Salary Continuation Agreement provides that Mr. Franks will continue to receive payments of salary in certain circumstances for a period of 18 months following a change in control of the Company or the Bank. Additional information about the Salary Continuation Agreement is contained under “EXECUTIVE COMPENSATION – Salary Continuation Agreement.”

Long-Term Care Agreements. In 2002, we implemented a long term care program for all directors and for Mr. Sterlin Franks and Ms. Sheila Brumley. Under the Care Agreements, each participant agrees that if his or her service to the Company terminates for any reason, with specified exceptions, such participant will reimburse a percentage of the premium paid by the Company. The reimbursement obligation decreases annually until five years of service, after which there is no obligation to reimburse the Company. Additional information about the Long-Term Care Agreements is contained under “EXECUTIVE COMPENSATION – Long-Term Care Agreements.” Accrued amounts for the named executives are included in the Summary Compensation table.

401(k) Plan. Our 401(k) Plan allows for pre-tax employee contributions up to IRS maximum limits with a Company match of 50% of the first 6% of employee contribution. Employee elective contributions are 100% vested at all times. Matching contributions have a two year vesting schedule, and beginning the third year, are 100% vested. Additional information about our Company match program is contained under “EXECUTIVE COMPENSATION—401(K) Plan.” Employer match amounts for the named executives are included in the Summary Compensation table.

Employee Stock Purchase Plan. In order to encourage and facilitate the purchase of our stock by our employees, at the 1996 Annual Meeting our shareholders approved the 1995 Employee Stock Purchase Plan. Additional information about the Employee Stock Purchase Plan is contained under “EXECUTIVE COMPENSATION – Employee Stock Purchase Plan.”

Compensation of Chief Executive Officers

Within the context of our overall compensation philosophy as described above, the Company’s and the Bank’s Chief Executive Officers’ compensation is based on an evaluation of several performance factors. Where possible, objective measurements are used with heavy emphasis on the Company’s financial results. A number of subjective evaluations of performance are also used. In addition to data regarding our Competitive Peer Group, the Committee considers the following criteria:

•

Credit Quality. Net charge offs/allowance for credit losses. Although annual financial performance is quite important, it is also important that short-term performance does not come with a sacrifice of credit quality, which is key to our long-term performance;

•	Management. Effective communication of our overall objectives to our employees, and leadership in meeting these objectives, is considered; and

•	Shareholder Relations. Effective communications with our shareholders is important.

As Chief Executive Officer of the Company, Mr. Brooks is not charged with responsibility for the day-to-day operations or performance of the Bank, but instead focuses on strategic planning, administrative matters, shareholder relations and other corporate issues. As a result, Mr. Brooks’ compensation is not based primarily on specific financial performance criteria relative to the Bank. After considering Mr. Brooks’ strong performance in 2005, the Committee recommended the increase of his base salary for 2006 by 39%, to $125,000. Mr. Brooks also received $46,400 (paid in January 2007, for performance in 2006) under the Incentive Plan. After considering the strong performance of Mr. Moergeli in all of the above criteria as applied to the performance of the Bank in 2005, the Committee recommended the increase of his base salary for 2006 by 6%, to $156,500. Mr. Moergeli also received $46,400 (paid in January 2007, for performance in 2006) under the Incentive Plan.

The base salary amounts shown in the Summary Compensation Table differ slightly from the 2006 base salaries described above for Messrs. Brooks and Moergeli, due to the effective dates of the salary increases.

Executive Compensation

Compensation Tables

The following table shows compensation paid or accrued for the last fiscal year to our Chief Executive Officer, Chief Financial Officer and each of the two named executives earning in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)(1)	(g)(2)	(h)(3)	(i)		(j)
Roy T. Brooks, Chairman, CEO & President	2006	$124,327	$0	$0	$7,222	$46,400	$0	4,000	(4)	$181,949

Steve W. Moergeli, President & CEO of the Bank	2006	$155,115	$0	$0	$656	$46,400	$160,873	11,493	(5)	$374,537

Sterlin E. Franks, Senior Vice President of the Bank	2006	$105,942	$0	$0	$0	$19,400	$175,418	9,461	(7)	$310,221

Sheila M. Brumley, CFO of the Company and Cashier of the Bank	2006	$118,885	$0	$0	$0	$19,400	$124,890	9,500	(6)	$272,675

(1)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with FAS 123(R), in connection with the vesting, during 2006, of stock options granted prior to 2006. Assumptions used to calculate this amount are included in footnote 1 to the Company’s audited financial statements for the fiscal year ended December 31, 2006, included in the Company’s annual report.
(2)	Represents payments made under the Company’s Officer Incentive Plan in January 2007 for 2006 performance.
(3)	Represents the actuarial increase during 2006 in the present value of the Named Executive’s benefits under the Company’s Supplemental Executive Retirement Plan (SERP) determined using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements, and includes amounts which the Named Executives may not currently be entitled to receive because all conditions under the SERP may have not been met. The material terms of the SERP are described below under “Post Employment and Termination Benefits – Supplemental Executive Retirement Plan.”
(4)	Accrued amount under Long-Term Care Agreement.
(5)	Includes $5,859 allocated or paid by the Company under the Company’s 401(k) matching program; $1,760 allocable to split-dollar life insurance associated with the SERP; and $3,874 accrued under Long-Term Care Agreement.
(6)	Includes $3,994 allocated or paid by the Company under the Company’s 401(k) matching program; $1,264 allocable to split-dollar life insurance associated with the SERP; and $4,242 accrued under Long-Term Care Agreement.
(7)	Includes $3,493 allocated or paid by the Company under the Company’s 401(k) matching program; $1,903 allocable to split-dollar life insurance associated with the SERP; and $4,065 accrued under Long-Term Care Agreement.

Officer Incentive Compensation Plan

We operate an Officer Incentive Compensation Plan (the “Incentive Plan”) for the benefit of officers of the Bank. The purpose of the Incentive Plan is to reward individuals who make significant contributions to the Bank’s success and to provide performance-based competitive pay opportunities. Participants are selected by the President and confirmed by the Board of Directors, and must be in a position to materially affect the Bank’s performance. Under the terms of the Incentive Plan, each participant is assigned a specific dollar incentive based on their job description, overall responsibility and direct influence on overall operating results. The percentage of such dollar amount that is actually paid to the participant is based on the Bank’s return on average assets for that fiscal year, as well as the individual goals set for each participant.

401(k) Plan

Our 401(k) Plan allows for pre-tax employee contributions up to IRS maximum limits with a Company match of 50% of the first 6% of employee contribution. Employee elective contributions are 100% vested at all times. Matching contributions have a two year vesting schedule, and beginning the third year, are 100% vested.

As a result of the tax qualification of the 401(k) Plan, employees are not subject to federal or state income taxation on the employee elective contributions, employer contributions or earnings thereon until those amounts are distributed from the 401(k) Plan, although we continue to receive a compensation expense deduction for compensation paid.

Grants of Plan-Based Awards

The following table shows the threshold, target and maximum amounts payable to the named executive officers for 2006 under our Officer Incentive Plan (“Incentive Plan”). The Incentive Plan is described above under “COMPENSATION DISCUSSION AND ANALYSIS – Performance-Based Incentive Compensation” and the amounts actually received by the named executive officers is shown in the Summary Compensation table.

Name	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
(a)	Threshold ($)(1) (c)	Target ($) (d)	Maximum ($) (e)
Roy Brooks	NA	$30,000	(2)

Steve Moergeli	NA	$30,000	(2)

Sheila Brumley	NA	$16,000	$16,000(3)

Sterlin Franks	NA	$16,000	$16,000(3)

(1)	As described under “COMPENSATION DISCUSSION AND ANALYSIS – Performance-Based Incentive Compensation,” the threshold payouts under the Incentive Plan are the same as the target payouts.
(2)	As described under COMPENSATION DISCUSSION AND ANALYSIS – Performance-Based Incentive Compensation,” the maximum payouts to Messrs. Brooks and Moergeli under the Incentive Plan include the right of each individual to receive an additional incentive bonus equal to 5% of the amount by which the Company’s net income exceeds its budgeted net income. Accordingly, no maximum amount was calculable for 2006, as the amount of this portion of the incentive compensation was not ascertained until the end of 2006.
(3)	As described under ‘COMPENSATION DISCUSSION AND ANALYSIS – Performance-Based Incentive Compensation,” Messrs. Brooks and Moergeli voluntarily allocated $5,000 each from the incentive bonuses that would have otherwise been payable to them to Ms. Brumley and Mr. Franks. This is reflected in the Summary Compensation table.

2006 Option Exercises and Stock Vested

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
(a)	(b)	(c)
Roy Brooks	0	0

Steve Moergeli	0	0

Sheila Brumley	0	0

Sterlin Franks	2,100	$40,000

Outstanding Equity Awards at Fiscal Year-End 2006

	Option Awards
Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)		(d)	(e)	(f)
Roy Brooks	4,200			N/A	10.48	11/21/2015
		4,450	(1)	N/A	15.00	04/20/2019

Steve Moergeli	15,750			N/A	5.95	08/01/2007
	5,250			N/A	8.33	06/15/2009
		400	(2)	N/A	15.00	06/15/2014

Sheila Brumley	3,150			N/A	6.19	06/03/2008
	3,150			N/A	8.33	05/18/2009
		N/A

Sterlin Franks	4,200			N/A	5.95	10/16/2007
	3,150			N/A	8.33	05/18/2009
		N/A

(1)	Mr. Brook’s option to acquire 4,450 shares at $15.00 per share will vest as to 1,483 shares on April 20, 2007; 1,483 shares on April 20, 2008; and 1,484 shares on April 20, 2009.
(2)	Mr. Moergeli’s option to acquire 400 shares at $15.00 per share will vest as to 133 shares on June 15, 2007; 133 shares on June 15, 2008; and 134 shares on June 15, 2009.

Employee Stock Option Plans

1990 Employee Stock Option Plan. Upon its formation, the Company assumed the Bank’s 1990 Employee Stock Option Plan (the “1990 Employee Plan”). A total of 126,000 shares were authorized for issuance under the 1990 Employee Plan and all options under the plan have been granted. The 1990 Employee Plan expired on May 4, 2000. In 1999, the Company adopted a 1999 Employee Stock Option Plan (the “1999 Employee Plan”), in which 84,000 additional shares of stock were reserved for issuance to employees. Like the 1990 Employee Plan, both incentive and non-qualified options may be granted to key employees of the Bank. The exercise price of the options must be not less than the greater of (i) the fair market value, or (ii) the net book value of the shares of the Company on the date in which the option is granted. In general, an incentive stock option may be exercised during a period of not more than 10 years from the date of grant, although a shorter period may be specified, and in such amounts as the Board may determine. A non-qualified stock option may be exercised during the period specified by the Board. The Board has the authority to thereafter accelerate the period within which any option may be exercised. During 2006, options to purchase 5,000 shares were granted under the 1999 Employee Plan, leaving a total of 7,175 available for grant.

Employee Stock Purchase Plan

In order to encourage and facilitate the purchase of our stock by our employees, at the 1996 Annual Meeting our shareholders approved the 1995 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan makes available 42,000 shares of our common stock for purchase by eligible employees through a payroll deduction method. The purchase price is the lower of the market price of our common stock at the beginning or end of the plan year. At December 31, 2006, 18,797 shares remained available for issuance under the Purchase Plan.

Post Employment and Termination Benefits

Pension Benefits

Name (a)	Plan Name (b)(1)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)(3)	Payments During Last Fiscal Year ($) (e)
Roy T. Brooks	N/A	N/A	N/A	$0

Steve Moergeli	SERP	(2)	$703,586	$0

Sheila M. Brumley	SERP	(2)	$488,891	$0

Sterlin Franks	SERP	(2)	$645,249	$0

(1)	The terms of the Mt. Rainier National Bank Supplemental Retirement Plan (“SERP”) are described under “Supplemental Retirement Plans” below.
(2)	Retirement benefits under the SERP are not generally tied to number of years of credited service but rather to continued service to a specified retirement age. As described under “Supplemental Retirement Plans” below, the SERP provides for an “Applicable Percentage” schedule, analogous to a five-year vesting schedule, from 0% to 100% of the amount payable. At December 31, 2006, each of the named executives who are SERP participants were 80% vested under the Applicable Percentage schedule. After all or any portion of the full amount payable has vested, the participant is entitled to receive the applicable percentage of the full amount of retirement benefits, at specified ages, only if the participant is subsequently terminated without cause or in connection with a change in control. Benefits under the SERP are otherwise payable only upon termination after reaching specified retirement ages, as described under “Supplemental Retirement Plans” below.
(1)	As of December 31, 2006, none of the named executives had reached the early retirement ages specified in the SERP, and would not have received any payments under the SERP in the event that such executives were to voluntarily terminate employment at or prior to that date.

Supplemental Executive Retirement Plans

In 2002, we implemented a supplemental executive retirement plan (the “SERP”) for Messrs. Moergeli and Franks and Ms. Brumley, to provide retirement benefits to them. The SERP is unsecured and unfunded and there are no plan assets. We have purchased a single premium Bank Owned Life Insurance Policy (“BOLI policies”) on the lives of Messrs. Moergeli and Franks and Ms. Brumley and intend to use the income from the BOLI policies to offset SERP benefit expenses.

The SERP provides the covered officers with lifetime retirement benefits generally based on a fixed annual amount of compensation. The fixed amounts for Messrs. Moergeli and Franks and Ms. Brumley are $117,806, $65,156 and $88,602, respectively. The SERP includes a number of potential adjustments to the date on which retirement payments are initiated and to the amount of the covered officer’s benefit. These potential adjustments include provisions for payments of benefits following the covered officer’s disability (reduced to the extent of other employer-sponsored long-term disability plan benefits), acceleration of eligibility for benefits in the case of termination related to a change in control, early retirement at a reduced benefit amount, a 2.5% annual inflation adjustment to benefit payments, and an “Applicable Percentage” schedule, from 0% to 100% of the amount payable, analogous to a five year vesting schedule. Other potential SERP adjustments include an elimination of benefits if the covered officer violates non-competition requirements or is terminated for cause, or resigns voluntarily before obtaining a specified early retirement age.

The SERP provides that full retirement benefits will be payable to participants upon termination of employment at or after specified “normal retirement ages” (age 62 for Mr. Moergeli and Ms. Brumley, age 65 for Mr. Franks). The SERP further provides that a participant may terminate employment, after reaching specified “early retirement ages” (age 55 for Mr. Moergeli and Ms. Brumley, age 60 for Mr. Franks) and receive a reduced benefit that is calculated by reducing the full retirement benefit by 5% for each year in difference between the participant’s actual retirement age and his or her normal retirement age. If a participant voluntarily terminates employment prior to reaching the applicable early retirement age (except in certain circumstances related to a change in control of the Company), the participant forfeits all rights and benefits under the SERP.

Associated with the SERP benefit is a death benefit for each covered officer’s designated beneficiaries. Beneficiaries designated by a covered officer are entitled to a split dollar share of the death proceeds of the life insurance policies on each covered officer, which amounts vary depending on the covered officer’s age at death, employment status with us or the Bank at the time of death, and eligibility to receive SERP payments.

Long-Term Care Agreements

In 2002, we implemented a long-term care program for all directors and for Mr. Sterlin Franks and Ms. Sheila Brumley. We have entered into Participant Long-Term Care Agreements (“Care Agreements”) with each such person. We paid a one-time premium for long-term care policies covering each participant. The cost of such single premiums varied from $19,045 to $21,208 per participant. We are amortizing the cost of such payments over a five year period. Under the Care Agreements, each participant agrees that if his or her service to the Company terminates for any reason, with specified exceptions, such participant will reimburse a percentage of the premium paid by the Company. The reimbursement obligation is 80% of the premium after one year of service, and decreases by 20% for each additional year of service, until five years of service, after which there is no obligation to reimburse the Company. The following termination events exempt the participant from any reimbursement obligation: (i) termination for any reason following five years of service; (ii) death; (iii) disability; (iv) termination for any reason following the attainment of age 70 for a director, or age 62 for an officer; (v) termination for any reason following a change in control; and (vi) termination resulting from non-reelection to the board of directors.

Change in Control Severance Agreements

In 2002, we and the Bank entered into severance agreements with Mr. Steve Moergeli and Ms. Sheila Brumley (the “Severance Agreements”). The Severance Agreements provide for payments in the event of a change in the ownership or effective control of, or in the ownership of a substantial portion of the assets of, the Company or the Bank. If Mr. Moergeli and/or Ms. Brumley remain employed with the Company and the Bank through the closing of a change in control, he and/or she, as the case may be, will receive a single cash payment equal to two times his or her highest W-2 income received from the Company and/or the Bank over the three years preceding the closing.

The Severance Agreements also provide that if we or the Bank terminate the employment of Mr. Moergeli or Ms. Brumley without “cause” (as defined in the Severance Agreement) or if Mr. Moergeli or Ms. Brumley resigns for “good reason” (as defined in the Severance Agreement) before a change in control, and within 12 months thereafter we or the Bank enter into or announce a change in control, then on the closing of the change in control, Mr. Moergeli and/or Ms. Brumley, as the case may be, will receive a single cash payment equal to two times his or her highest W-2 income received from us and/or the Bank over the three years preceding the closing.

The Severance Agreements will terminate immediately if their employment is terminated for cause, or if they resign without good reason, or if they are unable to perform their duties for more than 90 days due to physical or mental disability.

Subject to certain limitations imposed by the “parachute payment” provisions (Section 280G) of the Internal Revenue Code, assuming that severance occurred within the scope of the Severance Agreements effective December 31, 2006, the amounts that would be payable to Mr. Moergeli and Ms. Brumley would be $390,631 and $266,269, respectively.

Salary Continuation Agreement

In 2002, we and the Bank entered into a Salary Continuation Agreement with Mr. Sterlin Franks. The Salary Continuation Agreement provides that in the event that any person extends a proposal or offer that is intended to or may result in a change in control (defined in the same manner as the term is defined under the Severance Agreements described above), Mr. Franks will assist us and the Bank in evaluating such proposal or offer. Subject to other limitations, Mr. Franks will not receive any payment under the Salary Continuation Agreement if he resigns from the Company or the Bank during the period from the receipt of a proposal or offer up to the closing or abandonment of the transaction contemplated by the proposal or offer.

The Salary Continuation Agreement provides that Mr. Franks will continue to receive payments of salary in certain circumstances for a period of 18 months following a change in control. This 18 month period is referred to as the “Salary Continuation Period.” Mr. Franks will be entitled to receive the salary continuation if any of the following events occur: (i) he terminates his employment for “good reason” (as defined in the Salary Continuation Agreement) within the Salary Continuation Period; (ii) the Bank terminates his employment other than for cause or disability (both as defined in the Salary Continuation Agreement), or Mr. Franks dies within the Salary Continuation Period; or (iii) the Bank terminates his employment other than for cause, disability or death prior to a change in control, if such termination occurs within six months before the execution of a definitive agreement providing for a change in control of the Company or the Bank.

Subject to certain limitations imposed by the “parachute payment” provisions (Section 280G) of the Internal Revenue Code, assuming that Mr. Franks’ employment was terminated under the circumstances described above as of December 31, 2006, the amount that would be payable to Mr. Franks would be $159,000.

Director Compensation

Compensation of Directors

Company directors receive no retainers or fees for meetings attended. All Company directors are also directors of the Bank. Each non-employee director of the Bank (other than the Chairman) receives an annual retainer of $15,000, and a fee of $125 for each committee meeting attended, except Audit Committee members, who receive a fee of $750 for each committee meeting attended. Our Chairman receives no separate compensation for serving as Chairman.

The following table shows compensation paid or accrued in 2006 to the Company’s non-employee directors. Messrs. Brooks and Moergeli are not included in the table as they are employees of the Company or the Bank, and thus receive no compensation for their service as a director.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)(1)(2)	(e)	(f)	(g)(4)	(h)
Susan Bowan-Hahto	$15,300	$0	$656	$0	$0	$4,036	$19,992

Brian Gallagher	$18,150	$0	$656	$0	$0	$3,953	$22,759

Michael Jones	$18,000	$0	$656	$0	$0	$3,893	$22,549

Barry Kombol	$16,500	$0	$656	$0	$1,190(3)	$4,000	$22,346

John Raeder	$15,450	$0	$656	$0	$0	$4,051	$20,157

J.B. Rupert	$18,150	$0	$2,341	$0	$0	$3,809	$24,300

Garrett Van Beek	$15,450	$0	$656	$0	$0	$4,186	$20,292

Hans Zurcher	$18,300	$0	$656	$0	$0	$4,051	$23,007

(1)	At December 31, 2006, the non-employee directors had in the aggregate outstanding stock option awards to purchase shares of the Company as follows: Ms. Bowen-Hahto 4,600 shares; Mr. Gallagher 4,600 shares; Mr. Jones 4,600 shares; Mr. Kombol 4,600 shares; Mr. Raeder 4,100 shares; Mr. Rupert 4,300 shares; Mr. Van Beek 4,600 shares; and Mr. Zurcher 4,600 shares. No other awards have been granted to the non-employee directors.
(2)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with FAS 123(R), in connection with the vesting, during 2006, of stock options granted prior to 2006. Assumptions used to calculate this amount are included in footnote 1 to the Company’s audited financial statements for the fiscal year ended December 31, 2006, included in the Company’s annual report.
(3)	Represents the change in accrued benefits pursuant to the Deferred Compensation Agreement with Mr. Kombol described below.
(4)	Represents amortized cost for 2006 of Long-Term Care agreements.

Deferred Compensation Plan

In 1993 the Bank established a deferred compensation agreement with Mr. Kombol under which Mr. Kombol may defer his director’s fees. The Bank has also purchased a whole-life insurance policy, which may be used to fund benefits under the deferred compensation agreement.

Long-Term Care Agreements

The Company has implemented a long-term care agreement for all directors and certain officers of the Company or the Bank. These agreements are described under “EXECUTIVE COMPENSATION – Long-Term Care Agreements.”

Director Stock Option Plans

Director Stock Option Plans. Upon its formation, the Company assumed the Bank’s 1990 Directors Stock Option Plan (the “1990 Director Plan”). Under the 1990 Director Plan, options are exercisable on a cumulative basis in annual installments of one third each on the third, fourth and fifth anniversary of the date of grant. Service as a director must be continuous for such vesting to occur. No option can be exercised after the expiration of 15 years from the date of grant. A total of 126,000 shares of our common stock were available for issuance under the 1990 Director Plan, of which only 9,450 remain available for grant. The 1990 Director Plan provides only for the grant of options to new directors, effective upon the date of their election. There were no options granted under the 1990 Director Plan in 2006. In 1999, the Company adopted a 1999 Director Stock Option Plan (the “1999 Director Plan”) with substantially the same terms and conditions as the 1990 Director Plan, except that under the 1999 Director Plan, the term and vesting schedule of each non-qualified stock option is determined by the Plan Administrator. An additional 42,000 shares of stock were reserved for issuance to directors under the 1999 Director Plan, of which no shares remain available for grant. Under the terms of the 1999 Director Plan, non-qualified stock options to purchase shares of our common stock may be granted to directors at a price not less than the greater of (i) the fair market value, or (ii) the net book value of such shares on the date of grant.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee interlocks.

Report of Compensation Committee

The Compensation Committee of the Board of Directors makes the following report which, notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, will not be incorporated by reference into any such filings and will not otherwise be deemed to be proxy soliciting materials or to be filed under such Acts.

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) required by Item 402(b) of Regulation S-K promulgated by the Securities and Exchange Commission with management, and based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the CD&A be included in this 2006 Annual Report on Form 10-K.

Compensation Committee-Fiscal Year 2006

Roy T. Brooks; Susan K. Bowen-Hahto; Brian W. Gallagher; Michael K. Jones; Barry C. Kombol,

Steve W. Moergeli; John W. Raeder; J.B. Rupert; Garrett S. Van Beek; Hans R. Zurcher

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table shows as of January 12, 2007, the amount of common stock beneficially owned by (a) each director and director nominee; (b) the executive officers of the Company; (c) all persons who are beneficial owners of five percent or more of the Company’s Common Stock; and (d) all of the Company’s directors and executive officers as a group. Beneficial ownership is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. In general, beneficial ownership includes any shares a director or executive officer can vote or transfer and stock options that are exercisable currently or become exercisable within 60 days. Except as noted below, each holder has sole voting and investment power for all shares as beneficially owned by them. Where beneficial ownership was less than one percent of all outstanding shares, the percentage is not reflected in the table.

Name	Position with Company and Bank*	Number of Shares (1)(2)		Percentage of Shares**
Roy T. Brooks	President and Chief Executive Officer of the Company; Chairman of the Company and the Bank	83,761	(3)	3.51%

Susan K. Bowen-Hahto	Director	34,732	(4)	1.45%

Sheila M. Brumley	Chief Financial Officer and Corporate Secretary of the Company; Senior Vice President, Corporate Secretary and Cashier of the Bank	24,882	(5)	1.04%

Sterlin E. Franks	Senior Vice President and Credit Administrator of the Bank	12,852		***

Brian W. Gallagher	Director	55,505	(6)	2.32%

Michael K. Jones	Director	71,524	(7)	2.99%

Barry C. Kombol	Vice-Chairman of the Company; Director of the Bank	34,030		1.42%

Steve W. Moergeli	President and Chief Executive Officer of the Bank; Director	47,500	(8)	1.99%

John W. Raeder	Director	36,442	(9)	1.53%

J.B. Rupert	Director	11,606	(10)	***

Garrett S. Van Beek	Director	49,952	(11)	2.09%

Hans R. Zurcher	Director	47,898	(12)	2.01%

Directors and Executive Officers as a Group (12 persons)		510,684		21.38%

*	Directors of the Company also serve as directors of the Bank.
**	Percentage of shares beneficially owned for each individual is calculated as though all stock options allocable to such person that are exercisable within 60 days had been exercised, and such amount added also to total shares outstanding.
***	Represents less than 1% of outstanding shares.
(1)	Shares held directly with sole voting and sole investment power, unless otherwise indicated.
(2)	Share amounts include stock options which are exercisable within 60 days as follows: Mr. Brooks 4,200 shares; Ms. Bowen-Hahto 4,200 shares; Ms. Brumley 6,300 shares; Mr. Franks 7,350 shares; Mr. Gallagher 4,200 shares; Mr. Jones 4,200 shares; Mr. Kombol 4,200 shares; Mr. Moergeli 21,000 shares; Mr. Raeder 3,700 shares; Mr. Rupert 3,150; Mr. Van Beek 4,200 shares; and Mr. Zurcher 4,200 shares.
(3)	Includes 10,377 shares held jointly with Mr. Brooks’ spouse.
(4)	Includes 2,100 shares held by Ms. Bowen-Hahto’s spouse and 1,152 held jointly with her spouse.
(5)	Includes 1,680 shares held in trust for the benefit of Ms. Brumley’s children and 252 shares held jointly with her children.
(6)	Includes 8,099 shares held in trust for the benefit of Mr. Gallagher’s children.
(7)	Includes 14,056 shares held by Mr. Jones’ spouse and 5,000 shares held in trust for the benefit of his children.
(8)	Includes 801 shares held by Mr. Moergeli’s spouse.
(9)	Includes 970 shares held by Mr. Raeder’s spouse.
(10)	Includes 3,150 shares held jointly with Mr. Rupert’s spouse.
(11)	Includes 5,760 shares held by Mr. Van Beek’s spouse and 12,432 held jointly with Van Beek’s spouse.
(12)	Includes 2,230 shares held jointly with Mr. Zurcher’s spouse.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

The Board of Directors has analyzed the independence of each director and nominee in accordance with the Nasdaq rules and has determined that the following Board members meet the independence standards established by Nasdaq, and that each such director is free from relationships that would interfere with the individual exercise of independent judgment. In determining the independence of each director, the Board considered many factors, including any lending transactions involving the directors, each of which were made on the same terms as comparable transactions with other persons.

Based on these standards, the Board has determined that each of the following non-employee directors is independent:

Susan K. Bowen-Hahto	John W. Raeder
Brian W. Gallagher	J.B. Rupert
Michael K. Jones	Garrett S. Van Beek
Barry C. Kombol	Hans R. Zurcher

Based on such standards, the Board determined that neither Roy T. Brooks, the Company’s President and Chief Executive Officer, nor Steve W. Moergeli, the Bank’s President and Chief Executive Officer, are independent.

Transactions with Management

Transactions between the Company or its affiliates and related persons (including directors and executive officers of the Company or their immediate families) must generally be approved by the Audit Committee (or a comparable committee of independent directors), in accordance with the policies and procedures set forth in the policy regarding Related Persons Transactions adopted by the Board of Directors. Under the Related Persons Transactions Policy, a transaction with a “related person” shall be consummated only if the designated committee, or a majority of the members of the Board, approves or ratifies such transaction in accordance with the guidelines set forth in the policy and if the transaction is on terms comparable to those that could be obtained in arms’ length dealings with an unrelated third party.

Various of our directors and officers, members of their immediate families, and firms in which they had an interest were customers of and had transactions with the Bank during 2006 in the ordinary course of business. Similar transactions may be expected to take place in the ordinary course of business in the future. All outstanding loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not, in the opinion of management, involve more than the normal risk of collectibility nor present other unfavorable features. All such loans are currently in good standing and are being paid in accordance with their terms.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors

Fees Paid to Independent Auditors

The following tables set forth the aggregate fees charged by Stovall for audit services rendered in connection with the audited consolidated financial statements and reports for the 2006 fiscal year and for other services rendered during the 2006 fiscal year, and by McGladrey for audit services rendered in connection with the audited consolidated financial statements and reports for the 2005 fiscal year and for other services rendered during the 2005 fiscal year:

Audit Fees.

The aggregate fees billed to the Company for professional services rendered by Stovall in connection with the audit of our financial statements and review of financial statements included in the Company’s Form 10-Q’s or services to the Company in connection with statutory or regulatory filings or engagements for the fiscal year ended December 31, 2006 totaled $28,812 in 2006.

The aggregate fees billed to the Company for professional services rendered by McGladrey in connection with the audit of our financial statements and review of financial statements included in the Company’s Form 10-Q’s or services to the Company in connection with statutory or regulatory filings or engagements for the fiscal year ended December 31, 2005 totaled $54,251 paid in 2005, and $19,789 paid in 2006.

Audit-Related Fees.

The aggregate fees billed to the Company by Stovall for assurance and related services that are reasonably related to the performance of audit or review of the Company’s financial statements other than Audit fees for the fiscal year ended December 31, 2006 totaled $0.

The aggregate fees billed to the Company by McGladrey for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements other than Audit Fees for the fiscal year ended December 31, 2005 totaled $11,000 paid in 2005, and $3,947 paid in 2006.

Tax Fees.

The aggregate fees billed to the Company by Stovall for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2006 totaled $0.

The aggregate fees billed to the Company by McGladrey for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2005 totaled $7,520 paid in 2005, and $5,600 paid in 2006.

All Other Fees.

The Company paid no fees for other services rendered to either Stovall or McGladrey, respectively, during the fiscal years ended December 31, 2006 or December 31, 2005.

For the fiscal year 2006 the Board considered and deemed the services provided by Stovall Grandey & Allen, LLP compatible with maintaining the principal accountant’s independence.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, compliance services, consulting services and other services. For each proposed service, the independent auditor is required to provide detailed back-up documentation at the time of approval. The Audit Committee may delegate pre-approval to one or more of its members. Such a member must report any decisions to the Audit Committee at the next scheduled meeting.

PART IV

(Item 15)

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following documents are filed as part of this report:

Audited Financial Statements

(a)(2)	Schedules: None

(a)(3)	Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (1)

3.2	Amended and Restated By-laws of the Registrant

10.1	Mt. Rainier National Bank 1990 Employee Stock Option Plan (2)

10.2	Mt. Rainier National Bank 1990 Director Stock Option Plan (3)

10.3	Mountain Bank Holding Company 1999 Employee Stock Purchase Plan (2)

10.4	Mountain Bank Holding Company 1995 Employee Stock Option Plan (2)

10.5	Form of 1999 Employee Stock Option Agreements (4)

10.6	Form of Mountain Bank Holding Company 1999 Director Stock Option Plan (4)

10.7	Form of 1999 Director Stock Option Agreement (4)

10.8	Form of 2002 Executive Supplemental Compensation Agreements dated January 1, 2002, as amended on March 3, 2005 for Messrs. Moergeli and Franks and Ms. Brumley (5)

10.9	Split Dollar Life Insurance Agreements for Messrs. Moergeli and Franks and Ms. Brumley (5)

10.10	Form of Change in Control Severance Agreement for Steve Moergeli and Sheila Brumley (5)

10.11	Salary Continuation Agreement for Sterlin Franks (5)

10.12	Form of Participant Long Term Care Agreement for directors and Sterlin Franks and Sheila Brumley (5)

10.13	Form of Amendment to the Supplemental Compensation Agreements for Messrs. Moergeli and Franks and Ms. Brumley (6)

14.	Code of Ethics (7)

23.1 *	Consent of McGladrey & Pullen LLP

23.2 *	Consent of Stovall, Grandey and Allen LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

E-1

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Previously Filed
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10Q-SB for the quarter ended June 30, 2000.
(2)	Incorporated by reference to exhibits 99.1, 99.2 and 99.3, respectively, included in the Registrant’s Registration Statement on Form S-8, Registration No. 333-61782
(3)	Incorporated by reference to exhibits included in the Registrant’s Registration Statement on Form 10-SB, Registration No. 000-28394
(4)	Incorporated by reference to exhibits 6.6, 6.7 and 6.8, respectively, of the Registrant’s Annual Report on Form 10KSB for the fiscal year ended December 31, 1999.
(5)	Incorporated by reference to exhibits 6.8, 6.9, 6.10, 6.11 and 6.12, respectively, of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(6)	Incorporated by reference to the Form 8-K filed by the registrant on March 8, 2005
(7)	Incorporated by reference to Exhibit 12.2 of the Registrants annual report on Form 10KSB for the fiscal year-end December 31, 2003.

E-2

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of April, 2007.

Mountain Bank Holding Company

By:	/s/ Roy T. Brooks
Roy T. Brooks, Chairman of the Board & CEO