Form 10-Q
period 2007-03-31
MOUNTAIN BANK HOLDING CO
filed 2007-05-07
CIK 898018

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT APRIL 13, 2007
Common Stock—no par value	2,322,939 Shares

PART I—Financial Information
		Page

Item 1.	Financial Statements (unaudited)

	Consolidated Condensed Balance Sheets as of March 31, 2007 and December 31, 2006	1

	Consolidated Condensed Statements of Income for the three months ended March 31, 2007 and 2006	2

	Consolidated Condensed Statements of Shareholders’ Equity for the three months ended March 31, 2007 and 2006	3

	Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2007 and 2006	4-5

	Notes to Consolidated Condensed Financial Statements	6-11

The March 31, 2007 and 2006 financial statements included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management of the registrant, necessary for a fair statement of the results for the interim periods. The financial statements for the year ended December 31, 2006 included herein are headed “unaudited.” These financial statements were reported as “audited” in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission but are required to be reflected herein as unaudited because of the absence of an independent auditor’s report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations	11-16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16-17

PART II—Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	March 31, 2007	December 31, 2006
	(in thousands, except per share data)
Assets
Cash and due from banks	$5,018	$7,540
Interest bearing deposits at other financial institutions	7,581	1,834
Federal funds sold	9,171	5,292
Securities available for sale—Note 4	28,104	35,641
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	860	860
Loans held for sale	1,281	356

Loans	171,449	166,431
Allowance for credit losses	1,911	1,846

Net loans	169,538	164,585

Premises and equipment	7,582	7,088
Accrued interest receivable	984	1,083
Bank owned life insurance	4,123	4,083
Other assets	1,454	1,548

Total assets	$235,696	$229,910

Liabilities
Deposits:
Demand, non-interest bearing	$33,471	$33,926
Savings and interest-bearing demand	72,560	72,897
Time	103,458	97,473

Total deposits	209,489	204,296

Securities sold under agreements to repurchase—Note 5	427	516
Accrued interest payable	656	573
Executive retirement	1,924	1,838
Deferred compensation	64	64
Other liabilities	487	340

Total liabilities	213,047	207,627

Commitments and Contingencies	—	—
Shareholders’ Equity
Common stock (no par value); authorized 10,500,000 shares; issued and outstanding: 2007—2,322,939 shares; 2006—2,307,389 shares	1,161	1,153
Additional paid-in capital	11,154	11,042
Retained earnings	10,577	10,414
Accumulated other comprehensive loss	(243)	(326)

Total shareholders’ equity	22,649	22,283

Total liabilities and shareholders’ equity	$235,696	$229,910

See Notes to Consolidated Condensed Financial Statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share data)
Interest and Dividend Income
Loans	$3,590	$2,540
Deposits in banks and federal funds sold	135	43
Investment Income:
Taxable	297	416
Tax-exempt	28	25
Dividends on stock	1	9

Total interest and dividend income	4,051	3,033

Interest Expense
Deposits	1,462	787
Repurchase agreements	2	1
Federal funds purchased and other borrowed money	—	1
Note payable	—	1

Total interest expense	1,464	790

Net interest income	2,587	2,243
Provision for credit losses	69	69

Net interest income after provision for credit losses	2,518	2,174

Noninterest income
Service charges on deposit accounts	125	118
Gains on mortgage loans sold	141	129
Gain on sale of premises and equipment	—	5
Bank owned life insurance income	41	38
Other	71	64

Total noninterest income	378	354

Noninterest expense
Salaries and employee benefits	1,197	1,064
Occupancy and equipment	272	251
Data processing expense	94	119
Other	409	298

Total noninterest expense	1,972	1,732

Income before income tax expense	924	796
Income tax expense	(297)	(247)

Net income	$627	$549

Comprehensive income	$710	$472
Earnings per share:
Basic	$0.27	$0.24
Diluted	$0.26	$0.23
Average shares:
Basic	2,320,926	2,302,916
Diluted	2,391,708	2,370,287

See Notes to Consolidated Condensed Financial Statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(in thousands)
Balance at December 31, 2005	2,302,741	$1,151	$10,933	$8,656	$(441)	$20,299
	(in thousands)
Sale of common stock under employee stock purchase plan	1,748	1	27	—	—	28
Payment of cash dividend ($.18 per share)		—	—	(414)	—	(414)
Stock option expense		—	16	—	—	16
Comprehensive income:
Net income		—	—	549	—	549
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale		—	—	—	(77)	(77)
Comprehensive Income		—	—	—	—	472
Balance Ended March 31, 2006	2,304,489	$1,152	$10,976	$8,791	$(518)	$20,401

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Total
Balance at December 31, 2006	2,307,389	$1,153	$11,042	$10,414	$(326)	$22,283
	(in thousands)
Exercise of options, including tax benefit	15,550	8	98	—	—	106
Payment of cash dividend ($.20 per share)		—	—	(464)	—	(464)
Stock option expense		—	14	—	—	14
Comprehensive income:
Net income		—	—	627	—	627
Other comprehensive income, net of tax:
Change in fair value of securities, available for sale		—	—	—	83	83
Comprehensive Income		—	—	—	—	710
Balance Ended March 31, 2007	2,322,939	$1,161	$11,154	$10,577	$(243)	$22,649

See Notes to Consolidated Condensed Financial Statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31
	2007	2006
	(in thousands)
Net income	$627	$549
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	69	69
Depreciation and amortization	127	137
Deferred federal income tax benefit	(103)	(98)
Net amortization and accretion of bond premiums and discounts	2	9
Gain on mortgage loans sold	(141)	(129)
Gain on sale of premises and equipment	—	(5)
Originations of loans held for sale	(13,869)	(9,171)
Proceeds from sales of loans	13,085	10,490
Net (amortization)collection of deferred loan origination fees	(8)	2
Stock option compensation expense	14	16
Bank owned life insurance income	(41)	(38)
Executive retirement and deferred compensation	86	114
Decrease(increase) in accrued interest receivable	99	(11)
Increase in accrued interest payable	83	6
Other, net	302	215

Net cash provided by operating activities	332	2,155

Cash Flows from Investing Activities
Net (increase)decrease in federal funds sold	(3,879)	3,206
Net (increase)decrease in interest bearing deposits in banks	(5,747)	1,168
Activity in securities available for sale and Federal Home Loan Bank and Federal Reserve Bank stock:
Purchases	—	(809)
Maturities, prepayments and calls	7,661	914
Increase in loans made to customers, net of principal collections	(5,014)	(14,000)
Additions to premises and equipment	(621)	(99)
Proceeds from sales of premises and equipment	—	5

Net cash used in investing activities	$(7,600)	$(9,615)

See Notes to Consolidated Condensed Financial Statements

MOUNTAIN BANK HOLDING COMPANY AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(continued)

	Three months ended March 31
	2007	2006
	(in thousands)
Cash Flows from Financing Activities
Net increase in deposits	$5,193	$3,833
Net increase in short-term borrowings	—	4,185
Decrease in securities sold with agreements to repurchase	(89)	(120)
Net proceeds from issuance of stock	106	28
Payment of dividends	(464)	(414)

Net cash provided by financing activities	4,746	7,512

Net change in cash and due from banks	(2,522)	52
Cash and due from banks
Beginning of period	7,540	4,578

End of period	$5,018	$4,630

Supplemental Disclosures of Cash Flow Information
Interest paid	$1,381	$784
Income taxes paid	$—	$—
Supplemental Schedule of Non-Cash Investing Activities
Fair value adjustment of securities available for sale, net of tax	$83	$(77)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)(dollars in thousands except per share amounts)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation: The accompanying unaudited consolidated condensed financial statements for Mountain Bank Holding Company “Company” were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim consolidated condensed financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements included in the Mountain Bank Holding Company 2006 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2007.

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

The Company uses the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, dividend yield, weighted average risk-free interest rate, and weighted average expected life of the options. The volatility is measured based on the historical price of the stock for the estimated life of the option. There were 7,000 options granted for the three month period ended March 31, 2007 and no options granted for the three month period ended March 31, 2006. The following weighted average assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2007.

3/31/2007
Dividend yield	0.20
Estimated volatility	11.35
Risk-free interest rate	4.67%
Estimated option lives	6.2

Stock based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2007 totaled $14 with a tax benefit of $1 realized. At March 31, 2007, unrecognized stock-based compensation totaled $131. These costs are expected to be recognized over a weighted average period of 62 months.

Stock option activity during the three-month period ended March 31, 2007 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractural Term (Years)	Aggregate Intrinsic Value (000)
Options outstanding at December 31, 2006	155,875	$10.68
Granted	7,000	$25.00
Exercised	(15,550)	$6.81
Forfeited or expired	—	$—

Options outstanding at March 31, 2007	147,325	$11.77	6.85	$2,097

Vested or expected to vest at March 31, 2007	147,325	$11.77	6.85	$2,097
Options exercisable at March 31, 2007	100,855	$9.20	4.60	$1,694

Stock option activity during the three-month period ended March 31, 2006 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractural Term (Years)	Aggregate Intrinsic Value (000)
Options outstanding at December 31, 2005	153,775	$10.26
Granted	—
Exercised	—
Forfeited or expired	—

Options outstanding at March 31, 2006	153,775	$10.26	6.03	$1,498

Vested or expected to vest at March 31, 2006	153,775	$10.26
Options exercisable at March 31, 2006	107,724	$7.41	4.90	$1,247

The total intrinsic value of options exercised during the three months ended March 31, 2007 was $298. There were no options exercised during the three months ended March 31, 2006. There were no options vested in the three months ended March 31, 2007 and 2006. The amount of cash received from options exercised during the three-month period ended March 31, 2007 was $106. There was no tax benefit realized during that period.

Note 3 – Earnings Per Common Share

Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per common share are computed assuming the exercise of stock options.

	Three Months Ended March 31,
	2007	2006
Basic Earnings Per Share Computation
Numerator—Net Income	$627	$549
Denominator—Weighted average common shares outstanding	2,320,926	2,302,916
Basic Earnings Per Share	$0.27	$0.24

Diluted Earnings Per Share Computation
Numerator—Net Income	$627	$549
Denominator—Weighted average common shares outstanding	2,320,926	2,302,916
Effect of Dilutive Securities—Options and Stock Purchase Plan	70,782	67,371
Weighted average common shares and dilutive securities	2,391,708	2,370,287
Diluted Earnings Per Share	$0.26	$0.23

Note 4 – Securities Available for Sale

The amortized cost of securities and their approximate fair values are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2007
U.S. Treasury securities	$1,985	$—	$9	$1,976
U.S. Government and agency securities	12,359	—	49	12,310
Mortgage-backed securities	10,810	1	299	10,512
Obligations of states and political subdivisions	3,258	—	12	3,246
Equity securities	60	—	—	60
	$28,472	$1	$369	$28,104

December 31, 2006
U.S. Treasury securities	$2,985	$—	$17	$2,968
U.S. Government and agency securities	18,351	—	105	18,246
Mortgage-backed securities	11,454	—	359	11,095
Obligations of states and political subdivisions	3,285	—	13	3,272
Equity securities	60	—	—	60
	$36,135	$—	$494	$35,641

The following table shows the unrealized gross losses and fair value of securities in the available for sale portfolio at March 31, 2007 and December 31, 2006, by the length of time that individual securities in each category have been in a continuous loss position:

	Less Than 12 Months		More Than 12 Months		Total
	Unrealized Gross Loss	Fair Value	Unrealized Gross Loss	Fair Value	Unrealized Gross Loss	Fair Value
March 31, 2007
U.S. Treasury securities	$—	$—	$(9)	$1,976	$(9)	$1,976
U.S. Government and agency securities	—	—	(49)	12,310	(49)	12,310
Mortgage-backed securities	(1)	11	(298)	10,166	(299)	10,177
Obligations of states and political subdivisions	—	—	(12)	1,489	(12)	1,489
	$(1)	$11	$(368)	$25,941	$(369)	$25,952

	Less Than 12 Months		More Than 12 Months		Total
	Unrealized Gross Loss	Fair Value	Unrealized Gross Loss	Fair Value	Unrealized Gross Loss	Fair Value
December 31, 2006
U.S. Treasury securities	$(7)	$984	$(10)	$1,984	$(17)	$2,968
U.S. Government and agency securities	—	—	(105)	18,246	(105)	18,246
Mortgage-backed securities	(5)	465	(354)	10,560	(359)	11,025
Obligations of states and political subdivisions	(1)	596	(12)	895	(13)	1,491
	$(13)	$2,045	$(481)	$31,685	$(494)	$33,730

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

Note 5 – Securities Sold Under Agreements to Repurchase

At March 31, 2007, $989 of securities were pledged as collateral for securities sold under repurchase agreements. The securities purchased and sold are for one-day periods and bore interest at 2.00% on March 31, 2007.

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

	March 31, 2007	December 31, 2006
Commercial and Agriculture	$11,492	$11,426
Real Estate	17,136	17,351
Total	$28,628	$28,777

Outstanding commitments under letters of credit, included above, totaled $311 at March 31, 2007.

Note 7 – Income Taxes

The income tax provision included in the statements of income for the three months ended March 31, 2007 and 2006 is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as the estimates of pretax income or loss for the year are increased or decreased. The effective tax rate for the three months ended March 31, 2007 is less than the U.S. federal statutory rate, in part, due to non-taxable income related to obligations of state and political subdivisions and bank-owned life insurance.

Note 8 – Pending Merger

On March 27, 2007, the Company entered into a definitive agreement providing for the merger of the company with and into Columbia Banking System Inc., Tacoma, Washington.

The terms of the agreement call for Columbia to pay $25.00 per Mountain Bank share provided Columbia’s stock trades within a specified range. The $25.00 in value will consist of a unit of $11.25 in cash and $13.75 worth of Columbia shares for each Mountain Bank common share subject to adjustments depending on Columbia’s stock price prior to closing.

The merger is subject to approval by Mountain Bank shareholders and applicable regulatory authorities. The transaction is expected to close in July 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2006 as filed on the Form 10-K. Management believes that the following policy and those disclosed in the Notes to Consolidated Financial Statements should be considered critical under the SEC definition:

Allowance for Credit Losses

The allowance for credit losses is classified as a contra-asset account offsetting outstanding loans on the balance sheet. The allowance for credit losses is established through a provision for credit losses charged against earnings. The balances of the allowance for credit losses are maintained at amounts management believes will be adequate to absorb known and inherent losses in the loan portfolio. The appropriate balance of the allowance for credit losses is determined by applying loss factors to the credit exposure from outstanding loans. Estimated loss factors are based on subjective measurements including management’s assessment of the internal risk classifications, changes in the nature of the loan portfolio, industry concentrations, and the impact of current local, regional, and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations, or liquidity.

Forward Looking Statements

The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements of the Company and notes thereto presented elsewhere in this report. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in terms of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.

The following analysis outlines the material changes in the financial condition and results of operations of the Company at, and for the quarter ended March 31, 2007. This report contains certain “forward looking statements.” The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward-looking statements may describe future plans or strategies and include the Company’s expectations of future financial results. The words “believe,” “expect,” “anticipate,” “estimate,”

“project,” and similar expressions identify forward-looking statements. The Company’s ability to predict results of the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include competition in the financial services market for deposits and loans, interest rate trends, the economic climate in the Company’s market areas and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Total assets increased $5.8 million in the first three months of 2007, due primarily to an increase in total loans of $5 million, an increase in interest bearing deposits of $5.7 million and an increase of $3.9 million in federal funds sold. The growth in loans, interest bearing deposits and federal funds sold was funded by maturing securities totaling $7.5 million, deposit growth of $5.2 million and a decrease in cash and due from banks of $2.5 million.

The following table presents the composition and carrying value of the Company’s investment portfolio at March 31, 2007 and December 31, 2006 and the dollar and percentage changes of each investment category. The decrease in the portfolio was attributed to maturities and principal repayments on the mortgage backed securities and US Treasury securities. The funds were deployed into loans, interest bearing deposits and federal funds sold.

	March 31, 2007	December 31, 2006	Dollar Change	Percentage Change
	(in thousands)
US Treasury securities	$1,976	$2,968	$(992)	-33.42%
US Government agency securities	12,310	18,246	(5,936)	-32.53%
Mortgage backed securities	10,512	11,095	(583)	-5.25%
Obligations of states and political subdivisions	3,246	3,272	(26)	-0.79%
Bankers Bank Stock	60	60	—	0.00%

Total	$28,104	$35,641	$(7,537)	-21.15%

Loans: Gross loans receivable, including loans held for sale, at March 31, 2007 increased by $5.9 million or 3.6% to $172.7 million compared to $166.8 million at December 31, 2006. Commercial Real Estate, Construction and Commercial Business loans dominated the growth while Consumer loans marginally declined. We are pleased with the increase and optimistic that the growth will continue. We are also pleased with our consistently high quality loan portfolio.

The following table sets forth the composition of the Company’s loan portfolio (including loans held for sale) by type of loan:

	March 31, 2007		December 31, 2006
	Total Loans	Percent of Total Loans	Total Loans	Percent of Total Loans
	(dollars in thousands)
Commercial and Agricultural	$30,378	17.59%	$29,591	17.74%
Real Estate:
Residential Real Estate	17,258	9.99%	17,305	10.38%
Commercial Real Estate	93,891	54.36%	91,991	55.15%
Construction	27,228	15.76%	23,999	14.39%
Consumer	4,327	2.50%	4,262	2.56%
Total gross loans	$173,082	100.20%	$167,148	100.22%
Net deferred loan fees	(352)	-0.20%	(361)	-0.22%
Total net loans	$172,730	100.00%	$166,787	100.00%

Non-performing assets:

The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated:

	March 31, 2007			December 31, 2006
	Accruing Loans 90 Days or More Past Due	Non-accrual	Restructured	Accruing Loans 90 Days or More Past Due	Non-accrual	Restructured
	(dollars in thousands)			(dollars in thousands)
Commercial and Agricultural	$0	$0	$0	$0	$0	$0
Real Estate	0	0	0	0	0	0
Consumer	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0

The Company had no loans 90 days past due still accruing interest at March 31, 2007 or December 31, 2006.

Activity in the Allowance for Credit Losses: Activity in the allowance for credit losses in the three months ended March 31, 2007 and 2006 is as follows:

	2007	2006
	(dollars in thousands)
Balance beginning of period	$1,846	$1,569

Provision for credit losses	69	69

Loans charged off	4	0
Recoveries on loans previously charged off	0	0

Net chargeoffs	4	0

Balance at end of period	$1,911	$1,638

Allowance to total loans	1.11%	1.20%

Premises and Equipment: The Company has started construction of a 4,200 square foot full service branch on the site purchased in Federal Way, Washington. The loan production office currently in Federal Way will be relocated to the new branch. Approximate cost of the facility will be $1,550,000. Estimated opening date is May 1, 2007.

Deposits: Deposits increased $5.2 at March 31, 2007 to a total of $209.5 from $204.3 at December 31, 2006. Interest bearing deposits contributed $5.6 of the increase and demand deposit accounts decreased slightly at $.5 from year-end. The increase in interest bearing deposits were attributed to an increase in interest rates and the marketing efforts at the various branches.

The following table sets forth the balance of deposits in the various types of accounts offered by the Bank at the dates indicated:

	March 31, 2007		December 31, 2006
	Amounts	$ Amount of Change	% of Change	Amounts
	(dollars in thousands)
Non-interest bearing demand	$33,471	$(455)	-1.34%	$33,926
Interest-bearing demand	54,452	(1,312)	-2.35%	55,764
Savings	18,108	975	5.69%	17,133
Certificates of deposit	49,981	2,742	5.80%	47,239
Certificates of deposit over $100,000	53,477	3,243	6.46%	50,234

Total	$209,489	$5,193	2.54%	$204,296

Shareholders Equity: The Company paid a cash dividend in the amount of $.20 per share to shareholders of record on February 1, 2007. The total amount of the dividend was $464,000.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

Net Income: Net income for the three months ended March 31, 2007 was $627,000 or $.26 per share for diluted shares and $.27 for basic shares compared to $549,000 or $.23 per share for diluted shares and $.24 for basic shares for the three months ended March 31, 2006. The higher earnings for the current quarter were primarily a result of the increased volume in loans.

Net Interest Income: Net interest income increased $344,000 to $2,587,000 for the quarter ended March 31, 2007 compared to $2,243,000 for the same period in 2006. The increase was attributed primarily to the increased volume in loans from 2006 compared to 2007. The cost of funds is also increasing due to higher deposit account rates and volumes.

Provision for Credit Losses: The provision for credit losses was $69,000 for the quarter ending March 31, 2007 and March 31, 2006. The bank maintains an allowance for credit losses associated with the loan portfolio including all binding commitments to lend. We determine an adequate allowance through our ongoing quarterly loan quality assessments. We assess the estimated credit losses inherent in our loan portfolio by considering a number of elements including our risk rating of the loan portfolio; levels and trends in delinquencies and non-accruals; national and economic trends; specific industry conditions such as residential and commercial construction; concentrations of credit in specific industries; Bank regulatory examination results along with our own credit examinations and, recent loss experience in the portfolio. Based on its analysis, management deemed the allowance for credit losses of $1.9 million at March 31, 2007 (1.11% of outstanding loans) adequate to provide for probable losses. The allowance for credit losses was $1.8 million (1.11% of outstanding loans) at December 31, 2006.

Non-interest Income: Total non-interest income increased $24,000 to $378,000 for the three months ended March 31, 2007 from $354,000 for the three months ended March 31, 2006, due to a $12,000 increase in income from mortgage loan sales, a $7,000 increase in service charge income and an increase of $10,000 in miscellaneous other income. These increases were offset by a decrease in gains on sale of equipment.

Non-interest Expense: Total non-interest expense increased $240,000 to $1,972,000 for the three months ended March 31, 2007 from $1,732,000 at March 31, 2006. Occupancy expense contributed $21,000 of the increase and other expense increased $111,000. Salaries and employee benefits increased by $133,000. The increase in salaries and benefits for the three month period was attributed to the addition of two full time equivalent positions. Data processing expense decreased by $25,000 to offset the other expense increases. Non-interest expense includes $62,500 before tax expense in connection with the impending merger. Additional expenses of approximately $900,000 will be incurred.

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

An analysis of liquidity should include a review of the changes that appear in the consolidated condensed statement of cash flows for the three months ended March 31, 2007. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchase of securities, and the net change in loans. Financing activities present the cash flows associated with the Company’s deposit accounts, other borrowings, and sale of common stock.

The Company’s consolidated total of cash and due from banks, interest bearing deposits and federal funds sold increased by $7.1 million from December 31, 2006.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2007, the Bank’s liquidity ratio including borrowing lines was 15.8%. The Bank maintains borrowing lines at the Federal Home Loan Bank of Seattle and other correspondents with available advances up to $71 million. As of March 31, 2007, there were no advances on these lines of credit.

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

The Bank’s primary investing activity is the origination of real estate, commercial, and consumer loans. At March 31, 2007, the Bank had loan commitments and undisbursed loans in process totaling $28.6 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2007 totaled $94.6 million. Historically, the Bank has been able to retain a significant amount of its certificates of deposit as they mature.

Federally insured national banks are required to maintain minimum levels of regulatory capital. Under current regulation, nationally chartered banks generally must maintain (a) a ratio of Tier 1 leverage capital of 4%, (b) a ratio of Tier 1 capital to risk weighted assets of at least 4% and (c) a ratio of total capital to risk weighted assets of at least 8%. At March 31, 2007, the Bank was considered well capitalized under the regulatory capital requirements.

The following table compares the Company’s regulatory capital ratios as of March 31, 2007 and December 31, 2006.

	Adequately Capitalized Standards	March 31, 2007	December 31, 2006
Tier 1 Leverage Ratio	4%	9.94%	10.62%
Tier 1 Risk Based Capital Ratio	4%	12.21%	12.36%
Total Risk Based Capital Ratio	8%	13.23%	13.37%

Key Financial Ratios: The following table represents key financial ratios as of March 31, 2007, December 31, 2006 and March 31, 2006:

	March 31, 2007	December 31, 2006	March 31, 2006
	(dollars in thousands)
Performance Ratios:
Return on average assets	1.10%	1.02%	1.14%
Return on average equity	11.40%	10.32%	11.14%
Net interest margin	4.91%	4.88%	5.07%
Efficiency ratio	66.19%	68.35%	66.36%

Asset Quality Ratios:
Non-performing loans	$—	$—	$31
Real Estate Owned	$—	$—	$—
Total non-performing assets	$—	$—	$31
Total non-performing assets to total assets	0.00%	0.00%	0.02%
Allowance for credit losses to non-performing assets	0%	0%	0%

Asset Balance Sheet:
Average Total Loans	$169,913	$148,410	$127,333
Average Total Interest Earning Assets	$213,692	$195,949	$179,494
Average Total Assets	$230,367	$212,968	$196,144
Average Total Interest Bearing Deposits	$171,659	$146,641	$141,161
Average Shareholder’s Equity	$22,317	$21,047	$20,004

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2007, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2006. For additional information, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2006.

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

PART II—Other Information

Item 1.	Legal Proceedings

Neither the Company nor the Bank is a party to any legal proceedings at this time. Further, neither the Company nor the Bank is aware of the threat of any such proceedings. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 1A.	Risk Factors

There were no material changes to risk factors previously disclosed in the registrant’s Form 10K filed with the Securities and Exchange Commission for December 31, 2006.

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

MOUNTAIN BANK HOLDING COMPANY (Registrant)

Dated: May 7, 2007	/s/ Roy T. Brooks
Roy T. Brooks, President and CEO

Dated: May 7 , 2007	/s/ Sheila Brumley
Sheila Brumley, Chief Financial Officer